Form 10-Q
period 2021-03-31
Grayscale Ethereum Trust (ETH)
filed 2021-05-07
CIK 1725210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Number of shares of the registrant’s common stock outstanding as of May 3, 2021: 310,158,500

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

A glossary of industry and other defined terms is included in this Quarterly Report, begins on page 25.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Ethereum industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Statement Regarding Forward-Looking Statements” and Part I, Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 5, 2021 (the “Annual Report”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share amounts)

	March 31, 2021	December 31, 2020
Assets:
Investment in Ethereum, at fair value (cost $1,333,448 and $905,880 as of March 31, 2021 and December 31, 2020, respectively)	$6,030,070	$2,188,127
Total assets	$6,030,070	$2,188,127
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$6,030,070	$2,188,127
Net Assets consists of:
Paid-in-capital	1,353,419	918,804
Accumulated net investment loss	(45,762)	(16,492)
Accumulated net realized gain on investment in Ethereum	25,791	3,568
Accumulated net change in unrealized appreciation on investment in Ethereum	4,696,622	1,282,247
	$6,030,070	$2,188,127
Shares issued and outstanding, no par value (unlimited Shares authorized)	310,158,500	285,269,400
Net asset value per Share	$19.44	$7.67

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ethereum and percentages)

March 31, 2021
	Quantity of Ethereum	Cost	Fair Value	% of Net Assets
Investment in Ethereum	3,173,754.24960796	$1,333,448	$6,030,070	100%
Net assets		$1,333,448	$6,030,070	100%

December 31, 2020
	Quantity of Ethereum	Cost	Fair Value	% of Net Assets
Investment in Ethereum	2,937,122.40311770	$905,880	$2,188,127	100%
Net assets		$905,880	$2,188,127	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Investment income:
Investment income	$-	$-
Expenses:
Sponsor's Fee, related party	29,270	778
Net investment loss	(29,270)	(778)
Net realized and unrealized gain (loss) from:
Net realized gain (loss) on investment in Ethereum	22,223	(273)
Net change in unrealized appreciation (depreciation) on investment in Ethereum	3,414,375	(28,579)
Net realized and unrealized gain (loss) on investment	3,436,598	(28,852)
Net increase (decrease) in net assets resulting from operations	$3,407,328	$(29,630)

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2021	2020
Increase (decrease) in net assets from operations:
Net investment loss	$(29,270)	$(778)
Net realized gain (loss) on investment in Ethereum	22,223	(273)
Net change in unrealized appreciation (depreciation) on investment in Ethereum	3,414,375	(28,579)
Net increase (decrease) in net assets resulting from operations	3,407,328	(29,630)
Increase in net assets from capital share transactions:
Shares issued	434,615	108,231
Net increase in net assets resulting from capital share transactions	434,615	108,231
Total increase in net assets from operations and capital share transactions	3,841,943	78,601
Net assets:
Beginning of period	2,188,127	63,540
End of period	$6,030,070	$142,141
Change in Shares outstanding:
Shares outstanding at beginning of period	285,269,400	47,071,800
Shares issued	24,889,100	54,350,100
Net increase in Shares	24,889,100	54,350,100
Shares outstanding at end of period	310,158,500	101,421,900

See accompanying notes to the unaudited financial statements.

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

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC) and Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC).

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2021 and December 31, 2020 and results of operations for the three months ended March 31, 2021 and 2020 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets
Investment in ETH	$6,030,070	$-	$6,030,070	$-
December 31, 2020
Assets
Investment in ETH	$2,188,127	$-	$2,188,127	$-

3. Fair Value of Ethereum

ETH is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2021, and December 31, 2020, the Trust held 3,173,754.24960796 and 2,937,122.40311770 ETH, respectively.

The Trust determined the fair value per ETH to be $1,899.98 and $744.99 on March 31, 2021 and December 31, 2020, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of ETH and the respective fair value:

(Amounts in thousands, except Ethereum amounts)	Ethereum	Fair Value
Balance at January 1, 2020	496,952.80257193	$63,540
ETH contributed	2,481,763.37854938	786,455
ETH distributed for Sponsor's Fee, related party	(41,593.77800361)	(15,130)
Net change in unrealized appreciation on investment in ETH	-	1,348,523
Net realized gain on investment in ETH	-	4,739
Balance at December 31, 2020	2,937,122.40311770	2,188,127
ETH contributed	255,555.46585612	434,615
ETH distributed for Sponsor's Fee, related party	(18,923.61936586)	(29,270)
Net change in unrealized appreciation on investment in ETH	-	3,414,375
Net realized gain on investment in ETH	-	22,223
Balance at March 31, 2021	3,173,754.24960796	$6,030,070

4. Creations and Redemptions of Shares

At March 31, 2021 and December 31, 2020, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ETH to the Trust or the distribution of ETH by the Trust. The number of ETH required for each creation Basket or redemption Basket is determined by dividing (x) the number of ETH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ETH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0102 and 0.0103 of one ETH at March 31, 2021 and December 31, 2020, respectively.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended March 31, 2021 and December 31, 2020, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2021 or December 31, 2020.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and TradeBlock, Inc. As of March 31, 2021 and December 31, 2020, 8,427,917 and 10,803,454 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ETH, monthly in arrears. The amount of ETH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ETH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ETH is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2021 and December 31, 2020. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2021 and 2020.

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

For the three months ended March 31, 2021 and 2020, the Trust incurred Sponsor’s Fees of $29,270,369 and $778,145, respectively. As of March 31, 2021 and December 31, 2020, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2021 and 2020, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2021	2020
Per Share Data:
Net asset value, beginning of period	$7.67	$1.35
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.10)	(0.01)
Net realized and unrealized gain	11.87	0.06
Net increase in net assets resulting from operations	11.77	0.05
Net asset value, end of period	$19.44	$1.40
Total return	4356.39%	19.19%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on May 3, 2021 the fair value of ETH determined in accordance with the Trust’s accounting policy was $3,304.55 per ETH.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. GAAP. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part I, Item 1A. Risk Factors in this Quarterly Report or in Part II, Item 1A. Risk Factors or other sections of our Annual Report on Form 10-K for the year ended December 31, 2020.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds ETH and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of ETH. As a passive investment vehicle, the investment objective of the Trust is for the Shares (based on ETH per Share) to reflect the value of the ETH held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of ETH held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, with variations that have at times been substantial. The Trust is not managed like a business corporation or an active investment vehicle.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2021 and 2020

(All amounts in the following table and the subsequent paragraphs, except per Share, ETH and price of ETH amounts, are in thousands)

	Three Months Ended March 31,
	2021	2020
Net realized and unrealized gain (loss) on investment in Ethereum	$3,436,598	$(28,852)
Net increase (decrease) in net assets resulting from operations	$3,407,328	$(29,630)
Net assets	$6,030,070	$142,141

Net realized and unrealized gain on investment in ETH for the three months ended March 31, 2021 was $3,436,598 which includes a realized gain of $22,223 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETH of $3,414,375. Net realized and unrealized gain on investment in ETH for the period was driven by ETH price appreciation from $744.99 per ETH as of December 31, 2020 to $1,899.98 per ETH as of March 31, 2021. Net increase in net assets resulting from operations was $3,407,328 for the three months ended March 31, 2021, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $29,270. Net assets increased to $6,030,070 at March 31, 2021, a 176% increase for the period. The increase in net assets resulted from the aforementioned ETH price appreciation and the contribution of approximately 255,556 ETH with a value of $434,615 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 18,924 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ETH for the three months ended March 31, 2020 was ($28,852) which includes a realized loss of ($273) on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ETH of ($28,579). Net realized and unrealized loss on investment in ETH for the period was driven by pricing trends in ETH during the period in which the contribution of ETH to the Trust in connection with Share creations occurred when the price per ETH was higher during the three months ended March 31, 2020 than the price of ETH at March 31, 2020. Net decrease in net assets resulting from operations was ($29,630) for the three months ended March 31, 2020, which consisted of the net realized and unrealized loss on investment in ETH, plus the Sponsor’s Fee of $778. Net assets increased to $142,141 at March 31, 2020, a 124% increase for the period. The increase in net assets resulted from ETH price appreciation from $127.86 per ETH as of December 31, 2019 to $133.58 per ETH as of March 31, 2020 and the and the contribution of approximately 571,421 ETH with a value of $108,231 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 4,282 to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended March 31,
	2021	2020 (1)
Ethereum:
Opening balance	2,937,122	496,953
Creations	255,556	571,421
Sponsor's Fee, related party	(18,924)	(4,282)
Closing balance	3,173,754	1,064,092
Accrued but unpaid Sponsor's Fee, related party	-	-
Net closing balance	3,173,754	1,064,092
Number of Shares:
Opening balance	285,269,400	47,071,800
Creations	24,889,100	54,350,100
Closing balance	310,158,500	101,421,900

	As of March 31,
	2021	2020 (1)
Price of ETH on principal market (2)	$1,899.98	$133.58
NAV per Share (3)	$19.44	$1.40
Index Price	$1,844.17	$132.97
Digital Asset Holdings per Share (4)	$18.87	$1.40

(1)

Share and per Share amounts for periods presented prior to the Share Split have been retroactively adjusted for the 9-for-1 Share Split of the Trust’s issued and outstanding Shares completed on December 17, 2020.

(2)	The Trust performed an assessment of the principal market at March 31, 2021 and 2020, and identified the principal market as Coinbase Pro.
(3)

As of March 31, 2021 and 2020 the NAV per Share was calculated using the fair value of ETH based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.

(4)

The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the volume-weighted average price is derived from multiple Digital Asset Exchanges. See “Key Operating Metrics” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share. The Digital Asset Exchanges used to calculate the Index Price as of March 31, 2021 and 2020, were Coinbase Pro, Bitstamp, Kraken and LMAX Digital.

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

As of March 31, 2021, the Trust had a net closing balance with a value of $5,852,942,374, based on the Index Price (non-GAAP methodology). As of March 31, 2021, the Trust had a total market value of $6,030,069,599, based on the principal market (Coinbase Pro).

As of March 31, 2020, the Trust had a net closing balance with a total value of $141,492,283, based on the Index Price (non-GAAP methodology). As of March 31, 2020, the Trust had a total market value of $142,141,379, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 to March 31, 2021.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on December 14, 2017 to March 31, 2021. Since the beginning of the Trust’s operations, the Index Price has ranged from $84.31 to $1,992.26, with the straight average being $417.29 through March 31, 2021. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

Period	Average	High	Date	Low	Date	End of period	Last business day
December 14, 2017 (the first Creation Basket of the Trust) to March 31, 2018	$827.48	$1,314.70	1/10/2018	$400.70	3/31/2018	$400.70	$415.75
Twelve months ended March 31, 2019	$300.22	$808.02	5/5/2018	$84.31	12/14/2018	$141.23	$139.51
Twelve months ended March 31, 2020	$193.53	$337.35	6/26/2019	$114.54	3/16/2020	$132.97	$132.97
Twelve months ended March 31, 2021	$637.36	$1,992.26	2/20/2021	$132.16	4/1/2020	$1,844.17	$1,844.17
December 14, 2017 (the first Creation Basket of the Trust) to March 31, 2021	$417.29	$1,992.26	2/20/2021	$84.31	12/14/2018	$1,844.17	$1,844.17

The following table illustrates the movements in the price of ETH, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on December 14, 2017 to March 31, 2021. Since the beginning of the Trust’s operations, the price of ETH has ranged from $82.34 to $1,987.10, with the straight average being $419.56.

Period	Average	High	Date	Low	Date	End of period	Last business day
December 14, 2017 (the first Creation Basket of the Trust) to March 31, 2018	$837.77	$1,418.61	1/13/2018	$381.51	3/30/2018	$399.90	$398.59
Twelve months ended March 31, 2019	$300.21	$806.00	5/5/2018	$82.34	12/14/2018	$141.00	$140.71
Twelve months ended March 31, 2020	$194.10	$350.76	6/26/2019	$110.29	3/16/2020	$133.58	$133.58
Twelve months ended March 31, 2021	$641.25	$1,987.10	2/20/2021	$130.22	4/1/2020	$1,899.98	$1,899.98
December 14, 2017 (the first Creation Basket of the Trust) to March 31, 2021	$419.56	$1,987.10	2/20/2021	$82.34	12/14/2018	$1,899.98	$1,899.98

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share.

ETHE Premium/(Discount): ETHE Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share.

ETHE Premium/(Discount) %: ETHE Share Price vs. Digital Asset Holdings per Share (%)

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the Board of Directors of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the following summary of the principal risk factors, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in our Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

•

The trading prices of many digital assets, including ETH, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ETH, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

•

Digital assets such as ETH were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

•	Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of ETH.
•

Smart contracts are a new technology and ongoing development may magnify initial problems, cause volatility on the networks that use smart contracts and reduce interest in them, which could have an adverse impact on the value of ETH.

•

A determination that ETH or any other digital asset is a “security” may adversely affect the value of ETH and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

•

Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

•	Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.
•	Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital asset.
•

If the digital asset award for mining blocks and transaction fees for recording transactions on the Ethereum Network are not sufficiently high to incentivize miners, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of ETH and the value of the Shares.

•

If a malicious actor or botnet obtains control of more than 50% of the processing power on the Ethereum Network, or otherwise obtains control over the Ethereum Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Ethereum Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.

•	A temporary or permanent “fork” could adversely affect the value of the Shares.
•	The value of the Shares relates directly to the value of ETH, the value of which may be highly volatile and subject to fluctuations due to a number of factors.
•

Due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, they may experience fraud, security failures or operational problems, which may adversely affect the value of ETH and, consequently, the value of the Shares.

•	The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.
•

The Index Price used to calculate the value of the Trust’s ETH may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

•	Competition from the emergence or growth of other digital assets or methods of investing in ETH could have a negative impact on the price of ETH and adversely affect the value of the Shares.
•	The Trust faces risks related to COVID-19 outbreak, which could negatively impact the value of the Trust’s holdings and significantly disrupt its affairs.
•

Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the price of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over the Digital Asset Holdings per Share.

•

The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market.

•	Shareholders who purchase Shares on OTCQX that are trading at a substantial premium over the Digital Asset Holdings per Share may suffer a loss on their investment if such premium decreases.
•	The restrictions on transfer and redemption may result in losses on an investment in the Shares.
•	There is no guarantee that an active trading market for the Shares will continue to develop.
•

Security threats to the Digital Asset Account could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

•	ETH transactions are irrevocable and stolen or incorrectly transferred ETH may be irretrievable. As a result, any incorrectly executed ETH transactions could adversely affect the value of the Shares.
•	The Trust may be required, or the Sponsor may deem it appropriate, to terminate and liquidate at a time that is disadvantageous to shareholders.
•

Regulatory changes or actions may affect the value of the Shares or restrict the use of ETH, mining activity or the operation of the Ethereum Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

•	The treatment of the Trust for U.S. federal income tax purposes is uncertain.
•	The treatment of digital currency for U.S. federal income tax purposes is uncertain.
•

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

•	The Index Provider, which calculates the Index Price, is an affiliate of the Sponsor and the Trust.
•	Shareholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Information has been previously included in the Trust’s Current Reports on Form 8-K during the period covered by this report.
b)	Not applicable.
c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Sponsor and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant.

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

“Custodial Services—the Custodian’s services that (i) allow ETH to be deposited from a public blockchain address to the Trust’s Digital Asset Account and (ii) allow the Trust and the Sponsor to withdraw ETH from the Trust’s Digital Asset Account to a public blockchain address the Trust or the Sponsor controls pursuant to instructions the Trust or the Sponsor provides to the Custodian.

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

“DCG”—Digital Currency Group, Inc.

“Digital Asset Account” —A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s ETH on the Trust’s behalf.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars and other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Valuation of ETH and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K. See also “Key Operating Metrics” in our Annual Report on Form 10-K for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Valuation of ETH and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K.

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

“Index”—The CoinDesk Ether Price Index (ETX).

“Index License Agreement”—The license agreement entered into by the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price.

“Index Price”—The U.S. dollar value of an ETH derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price” in our Annual Report on Form 10-K for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term ETH Index Price shall mean the Index Price as defined herein.

“Index Provider”—TradeBlock, Inc., a Delaware corporation that publishes the Index. DCG is the indirect parent company of TradeBlock, Inc. As a result, TradeBlock, Inc. is an affiliate of the Sponsor and the Trust and is considered a related party of the Trust.

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

Date: May 7, 2021

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.