Form 10-Q
period 2021-09-30
Grayscale Ethereum Trust (ETH)
filed 2021-11-05
CIK 1725210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares of the registrant’s common stock outstanding as of November 1, 2021: 310,158,500

Grayscale® ETHEREUM Trust (ETH)

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

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Ethereum industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and Part I, Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 5, 2021 (the “Annual Report”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2021	December 31, 2020
Assets:
Investment in Ethereum, at fair value (cost $1,316,838 and $905,880 as of September 30, 2021 and December 31, 2020, respectively)	$9,378,779	$2,188,127
Total assets	$9,378,779	$2,188,127
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$9,378,779	$2,188,127
Net Assets consists of:
Paid-in-capital	1,353,419	918,804
Accumulated net investment loss	(153,233)	(16,492)
Accumulated net realized gain on investment in Ethereum	116,652	3,568
Accumulated net change in unrealized appreciation on investment in Ethereum	8,061,941	1,282,247
	$9,378,779	$2,188,127
Shares issued and outstanding, no par value (unlimited Shares authorized)	310,158,500	285,269,400
Net asset value per Share	$30.24	$7.67

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ethereum and percentages)

September 30, 2021
	Quantity of Ethereum	Cost	Fair Value	% of Net Assets
Investment in Ethereum	3,134,220.55748986	$1,316,838	$9,378,779	100%
Net assets		$1,316,838	$9,378,779	100%

December 31, 2020
	Quantity of Ethereum	Cost	Fair Value	% of Net Assets
Investment in Ethereum	2,937,122.40311770	$905,880	$2,188,127	100%
Net assets		$905,880	$2,188,127	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	56,382	4,340	136,741	6,871
Net investment loss	(56,382)	(4,340)	(136,741)	(6,871)
Net realized and unrealized gain from:
Net realized gain on investment in Ethereum	48,058	1,389	113,084	1,046
Net change in unrealized appreciation on investment in Ethereum	2,309,515	219,916	6,779,694	298,727
Net realized and unrealized gain on investment	2,357,573	221,305	6,892,778	299,773
Net increase in net assets resulting from operations	$2,301,191	$216,965	$6,756,037	$292,902

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Increase in net assets from operations:
Net investment loss	$(56,382)	$(4,340)	$(136,741)	$(6,871)
Net realized gain on investment in Ethereum	48,058	1,389	113,084	1,046
Net change in unrealized appreciation on investment in Ethereum	2,309,515	219,916	6,779,694	298,727
Net increase in net assets resulting from operations	2,301,191	216,965	6,756,037	292,902
Increase in net assets from capital share transactions:
Shares issued	-	204,149	434,615	447,512
Net increase in net assets resulting from capital share transactions	-	204,149	434,615	447,512
Total increase in net assets from operations and capital share transactions	2,301,191	421,114	7,190,652	740,414
Net assets:
Beginning of period	7,077,588	382,840	2,188,127	63,540
End of period	$9,378,779	$803,954	$9,378,779	$803,954
Change in Shares outstanding:
Shares outstanding at beginning of period	310,158,500	163,219,500	285,269,400	47,071,800
Shares issued	-	55,145,700	24,889,100	171,293,400
Net increase in Shares	-	55,145,700	24,889,100	171,293,400
Shares outstanding at end of period	310,158,500	218,365,200	310,158,500	218,365,200

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

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance Fund LLC (DeFi), and Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Litecoin Trust (LTC), and Grayscale Digital Large Cap Fund LLC.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2021 and December 31, 2020 and results of operations for the three and nine months ended September 30, 2021 and 2020 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

The Trust only receives ETH from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”). The Authorized Participant, as a related party of the Sponsor, provides information about the Digital Asset Markets on which it transacts to the Trust.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investment in ETH	$9,378,779	$-	$9,378,779	$-
December 31, 2020
Assets
Investment in ETH	$2,188,127	$-	$2,188,127	$-

3. Fair Value of Ethereum

ETH is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2021 and December 31, 2020, the Trust held 3,134,220.55748986 and 2,937,122.40311770 ETH, respectively.

The Trust determined the fair value per ETH to be $2,992.38 and $744.99 on September 30, 2021 and December 31, 2020, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of ETH and the respective fair value:

(Amounts in thousands, except Ethereum amounts)	Ethereum	Fair Value
Balance at January 1, 2020	496,952.80257193	$63,540
ETH contributed	2,481,763.37854938	786,455
ETH distributed for Sponsor's Fee, related party	(41,593.77800361)	(15,130)
Net change in unrealized appreciation on investment in ETH	-	1,348,523
Net realized gain on investment in ETH	-	4,739
Balance at December 31, 2020	2,937,122.40311770	2,188,127
ETH contributed	255,555.46585612	434,615
ETH distributed for Sponsor's Fee, related party	(58,457.31148396)	(136,741)
Net change in unrealized appreciation on investment in ETH	-	6,779,694
Net realized gain on investment in ETH	-	113,084
Balance at September 30, 2021	3,134,220.55748986	$9,378,779

4. Creations and Redemptions of Shares

At September 30, 2021 and December 31, 2020, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ETH to the Trust or the distribution of ETH by the Trust. The number of ETH required for each creation Basket or redemption Basket is determined by dividing (x) the number of ETH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ETH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0101 and 0.0103 of one ETH at September 30, 2021 and December 31, 2020, respectively. The decrease in the number of ETH represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of ETH to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended September 30, 2021 and December 31, 2020, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2021 or December 31, 2020.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and TradeBlock, Inc. As of September 30, 2021 and December 31, 2020, 5,345,715 and 10,803,454 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ETH, monthly in arrears. The amount of ETH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ETH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ETH is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2021 and December 31, 2020. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2021 and 2020.

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

For the three months ended September 30, 2021 and 2020, the Trust incurred Sponsor’s Fees of $56,382,203 and $4,339,918, respectively. For the nine months ended September 30, 2021 and 2020, the Trust incurred Sponsor’s Fees of $136,740,910 and $6,870,848, respectively. As of September 30, 2021 and December 31, 2020, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2021 and 2020, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, ETH. Investing in ETH is currently highly speculative and volatile.

The net asset value of the Trust relates primarily to the value of ETH held by the Trust, and fluctuations in the price of ETH could materially and adversely affect an investment in the Shares of the Trust. The price of ETH has a limited history. During such history, ETH prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of ETH, including, but not limited to, global ETH supply and demand, theft of ETH from global exchanges or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen market events and situations.

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

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Per Share Data:
Net asset value, beginning of period	$22.82	$2.35	$7.67	$1.35
Net increase in net assets from investment operations:
Net investment loss	(0.18)	(0.02)	(0.45)	(0.05)
Net realized and unrealized gain	7.60	1.35	23.02	2.38
Net increase in net assets resulting from operations	7.42	1.33	22.57	2.33
Net asset value, end of period	$30.24	$3.68	$30.24	$3.68
Total return	213.27%	513.31%	541.75%	290.25%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on November 1, 2021 the fair value of ETH determined in accordance with the Trust’s accounting policy was $4,367.75 per ETH.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part II, Item 1A. Risk Factors in this Quarterly Report or in Part I, Item 1A. Risk Factors or other sections of our Annual Report on Form 10-K for the year ended December 31, 2020.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds ETH and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of ETH. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on ETH per Share) to reflect the value of ETH held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of ETH held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle.

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

The Trust only receives ETH from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. The Authorized Participant transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. The Authorized Participant, as a related party of the Sponsor, provides information about the Digital Asset Markets on which it transacts to the Trust. In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2021 and 2020

(All amounts in the following table and the subsequent paragraphs, except Share and per Share, ETH and price of ETH amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net realized and unrealized gain on investment in Ethereum	$2,357,573	$221,305	$6,892,778	$299,773
Net increase in net assets resulting from operations	$2,301,191	$216,965	$6,756,037	$292,902
Net assets	$9,378,779	$803,954	$9,378,779	$803,954

Net realized and unrealized gain on investment in ETH for the three months ended September 30, 2021 was $2,357,573 which includes a realized gain of $48,058 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETH of $2,309,515. Net realized and unrealized gain on investment in ETH for the period was driven by ETH price appreciation from $2,243.98 per ETH as of June 30, 2021 to $2,992.38 per ETH as of September 30, 2021. Net increase in net assets resulting from operations was $2,301,191 for the three months ended September 30, 2021, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $56,382. Net assets increased to $9,378,779 at September 30, 2021, a 33% increase for the period. The increase in net assets resulted from the aforementioned ETH price appreciation, partially offset by the withdrawal of approximately 19,813 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETH for the three months ended September 30, 2020 was $221,305 which includes a realized gain of $1,389 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETH of $219,916. Net realized and unrealized gain on investment in ETH for the period was driven by ETH price appreciation from $224.96 per ETH as of June 30, 2020 to $355.34 per ETH as of September 30, 2020. Net increase in net assets resulting from operations was $216,965 for the three months ended September 30, 2020, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $4,340. Net assets increased to $803,954 at September 30, 2020, a 110% increase for the period. The increase in net assets resulted from the aforementioned ETH price appreciation and the contribution of approximately 573,201 ETH with a value of $204,149 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 12,524 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETH for the nine months ended September 30, 2021 was $6,892,778 which includes a realized gain of $113,084 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETH of $6,779,694. Net realized and unrealized gain on investment in ETH for the period was driven by ETH price appreciation from $744.99 per ETH as of December 31, 2020 to $2,992.38 per ETH as of September 30, 2021. Net increase in net assets resulting from operations was $6,756,037 for the nine months ended September 30, 2021, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $136,741. Net assets increased to $9,378,779 at September 30, 2021, a 329% increase for the period. The increase in net assets resulted from the aforementioned ETH price appreciation and the contribution of approximately 255,555 ETH with a value of $434,615 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 58,457 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETH for the nine months ended September 30, 2020 was $299,773 which includes a realized gain of $1,046 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETH of $298,727. Net realized and unrealized gain on investment in ETH for the period was driven by ETH price appreciation from $127.86 per ETH as of December 31, 2019 to $355.34 per ETH as of September 30, 2020. Net increase in net assets resulting from operations was $292,902 for the nine months ended September 30, 2020, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $6,871. Net assets increased to $803,954 at September 30, 2020, a 1,165% increase for the period. The increase in net assets resulted from the aforementioned ETH price appreciation and the contribution of approximately 1,790,790 ETH with a value of $447,512 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 25,251 ETH to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
Ethereum:
Opening balance	3,154,033	1,701,815	2,937,122	496,953
Creations	-	573,201	255,555	1,790,790
Sponsor's Fee, related party	(19,813)	(12,524)	(58,457)	(25,251)
Closing balance	3,134,220	2,262,492	3,134,220	2,262,492
Accrued but unpaid Sponsor's Fee, related party	-	-	-	-
Net closing balance	3,134,220	2,262,492	3,134,220	2,262,492
Number of Shares:
Opening balance	310,158,500	163,219,500	285,269,400	47,071,800
Creations	-	55,145,700	24,889,100	171,293,400
Closing balance	310,158,500	218,365,200	310,158,500	218,365,200

	As of September 30,
	2021	2020 (1)
Price of ETH on principal market (2)	$2,992.38	$355.34
NAV per Share (3)	$30.24	$3.68
Index Price	$2,954.78	$356.33
Digital Asset Holdings per Share (4)	$29.86	$3.69

(1)

Share and per Share amounts for periods presented prior to the Share Split have been retroactively adjusted for the 9-for-1 Share Split of the Trust’s issued and outstanding Shares completed on December 17, 2020.

(2)	The Trust performed an assessment of the principal market at September 30, 2021 and 2020, and identified the principal market as Coinbase Pro.

(3)

As of September 30, 2021 and 2020 the NAV per Share was calculated using the fair value of ETH based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.

(4)

The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the volume-weighted average price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Trust Objective and Key Operating Metrics” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share. The Digital Asset Exchanges used to calculate the Index Price as of September 30, 2021 and 2020 were Coinbase Pro, Bitstamp, Kraken and LMAX Digital.

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

As of September 30, 2021, the Trust had a net closing balance with a value of $9,260,932,219, based on the Index Price (non-GAAP methodology). As of September 30, 2021, the Trust had a total market value of $9,378,778,912, based on the principal market (Coinbase Pro).

As of September 30, 2020, the Trust had a net closing balance with a total value of $806,193,731, based on the Index Price (non-GAAP methodology). As of September 30, 2020, the Trust had a total market value of $803,953,864, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 to September 30, 2021.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on December 14, 2017 to September 30, 2021. Since the beginning of the Trust’s operations, the Index Price has ranged from $84.31 to $4,190.44, with the straight average being $719.83 through September 30, 2021. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
December 14, 2017 (the first Creation Basket of the Trust) to September 30, 2018	$593.06	$1,314.70	1/10/2018	$175.22	9/12/2018	$232.59	$226.56
Twelve months ended September 30, 2019	$179.49	$337.35	6/26/2019	$84.31	12/14/2018	$172.92	$172.92
Twelve months ended September 30, 2020	$222.93	$461.10	9/1/2020	$114.54	3/16/2020	$356.33	$356.33
Twelve months ended September 30, 2021	$1,859.52	$4,190.44	5/12/2021	$338.98	10/7/2020	$2,954.78	$2,954.78
December 14, 2017 (the first Creation Basket of the Trust) to September 30, 2021	$719.83	$4,190.44	5/12/2021	$84.31	12/14/2018	$2,954.78	$2,954.78

The following table illustrates the movements in the Digital Asset Market price of ETH, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on December 14, 2017 to September 30, 2021. Since the beginning of the Trust’s operations, the price of ETH has ranged from $82.34 to $4,089.92, with the straight average being $722.98.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
December 14, 2017 (the first Creation Basket of the Trust) to September 30, 2018	$596.80	$1,418.61	1/13/2018	$179.69	9/12/2018	$232.47	$222.08
Twelve months ended September 30, 2019	$179.99	$350.76	6/26/2019	$82.34	12/14/2018	$178.13	$178.13
Twelve months ended September 30, 2020	$223.47	$476.23	9/1/2020	$110.29	3/16/2020	$355.34	$355.34
Twelve months ended September 30, 2021	$1,867.44	$4,089.92	5/12/2021	$340.17	10/6/2020	$2,992.38	$2,992.38
December 14, 2017 (the first Creation Basket of the Trust) to September 30, 2021	$722.98	$4,089.92	5/12/2021	$82.34	12/14/2018	$2,992.38	$2,992.38

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

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

32.1*

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

32.2*

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

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

“Administrator Fee”—The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Item 1. Business—Valuation of ETH and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K. See also “Item 1. Business—Trust Objective and Key Operating Metrics” in our Annual Report on Form 10-K for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ETH and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K.

“Digital Asset Market”— A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market,” as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

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

“Sponsor’s Fee”—A fee, payable in ETH, which accrues daily in U.S. dollars at an annual rate of 2.5% of the Digital Asset Holdings Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the Digital Asset Holdings Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.

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

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1 and No. 2 thereto and as the same may be amended from time to time.

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

Date: November 5, 2021

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.