Form 10-K
period 2021-12-31
Grayscale Ethereum Trust (ETH)
filed 2022-02-25
CIK 1725210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on June 30, 2021 as reported by the OTC Markets, Inc. on that date: $6,759,448,230.

Number of Shares of the registrant outstanding as of February 22, 2022: 310,158,500.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

Industry and Market Data

Although we are responsible for all disclosure contained in this Annual Report on Form 10-K, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Ethereum industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Ethereum Trust (ETH) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

•
the extreme volatility of trading prices that many digital assets, including Ethereum, have experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the Shares;
•
the recentness of the development of digital assets and the uncertain medium-to-long term value of the Shares due to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
•
the value of the Shares depending on the acceptance of Digital Assets, such as Ethereum, which represent a new and rapidly evolving industry;
•
the value of the Shares relating directly to the value of Ethereum then held by the Trust, the value of which may be highly volatile and subject to fluctuations due to a number of factors;
•
the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, which may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
the limited history of the Index;
•
risks related to the COVID-19 outbreak, which could negatively impact the value of the Trust’s holdings and significantly disrupt its operations;
•
the lack of an ongoing redemption program due to the holding period under Rule 144, and the Trust’s ability to halt creations from time to time, resulting in the lack of an arbitrage mechanism to keep the value of the Shares closely linked to the Index Price;
•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market;
•
regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;

•
changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the Shares;
•
regulatory changes or actions in foreign jurisdictions that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
•
the possibility that an Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares;
•
regulatory changes or interpretations that could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;
•
potential delays in mail reaching the Sponsor when sent to the Trust at its registered office;
•
possible requirements for the Trust to disclose information, including information relating to investors, to regulators;
•
potential conflicts of interest that may arise among the Sponsor or its affiliates and the Trust;
•
the potential discontinuance of the Sponsor’s continued services, which could be detrimental to the Trust;
•
the Custodian’s possible resignation or removal by the Sponsor, which would trigger early termination of the Trust; and;
•
additional risk factors discussed in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the SEC.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 89.

This Annual Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

PART I

Item 1. Business

Overview of the Trust and the Shares

Grayscale Ethereum Trust (ETH) (formerly known as Ethereum Investment Trust) (the “Trust”) is a Delaware Statutory Trust that was formed on December 13, 2017 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act.

The Trust’s purpose is to hold Ethereum (“ETH”), which are digital assets that are created and transmitted through the operations of the peer-to-peer Ethereum Network, a decentralized network of computers that operates on cryptographic protocols. There are several key features of the Ethereum Network. ETH has an unlimited supply and a circulating supply of 119 million coins as of December 31, 2021. As of December 31, 2021, the 24-hour trading volume of ETH was approximately 3.5 billion. As of December 31, 2021, the aggregate market value of ETH was $438 billion.

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

Grayscale Investments, LLC is the sponsor and administrator of the Trust (the “Sponsor”), Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”).

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

The U.S. dollar value of a Basket of Shares at 4:00 p.m., New York time, on the trade date of a creation order is equal to the Basket Amount, which is the number of ETH required to create a Basket of Shares, multiplied by the “Index Price,” which is the price of an ETH calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time, derived from the selected Digital Asset Exchanges that are reflected in the CoinDesk Ether Price Index (ETX) (the “Index”), on each business day. Prior to February 1, 2022, the Trust valued its ETH for operational purposes by reference to a volume-weighted average index price (the "Old Index Price") of an ETH in U.S. dollars calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time, derived from the selected Digital Asset Exchanges reflected in the Index on such trade date. The Old Index Price was calculated using the same methodology as the Index Price with an additional averaging mechanism overlaid to the price produced resulting in the Old Index Price reflecting an average price for the 24-hour period. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. In other words, the Index Price is the price of an ETH at 4:00 p.m., New York time, calculated based on the price and trading volume data of the Digital Asset Exchanges included in the Index over the preceding 24-hour period whereas the Old Index Price was the price of an ETH at 4:00 p.m., New York time, calculated by taking the average of each price of an ETH produced by the Index over the preceding 24-hour period. See “—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price.”

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

The Sponsor maintains an Internet website at www.grayscale.com/products/grayscale-ethereum-trust/, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objective

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

For example, from June 20, 2019 to December 31, 2021, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 956% (949% based on Old Index Price) and the average premium was 191% (187% based on Old Index Price), and the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust's Digital Asset Holdings per share was 16% (15% based on Old Index Price) and the average discount was 6% (6% based on Old Index Price). As of December 31, 2021, the Trust’s Shares were quoted on OTCQX at a discount of 12% (14% based on Old Index Price) to the Trust’s Digital Asset Holdings per Share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

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

As of February 1, 2022, the Trust uses the Index Price to calculate its “Digital Asset Holdings,” which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, other fiat currency, Incidental Rights or IR Virtual Currency), less the U.S. dollar value of the Trust’s expenses and other liabilities calculated in the manner set forth under “—Valuation of ETH and Determination of the Trust’s Digital Asset Holdings.” “Digital Asset Holdings per Share” is calculated by dividing Digital Asset Holdings by the number of Shares currently outstanding. Digital Asset Holdings and Digital Asset Holdings per Share are not measures calculated in accordance with GAAP. Digital Asset Holdings is not intended to be a substitute for the Trust’s NAV calculated in accordance with GAAP, and Digital Asset Holdings per Share is not intended to be a substitute for the Trust’s NAV per Share calculated in accordance with GAAP.

Prior to February 1, 2022, the Trust calculated its Digital Asset Holdings and Digital Asset Holdings per Share by reference to the Old Index Price. All references to the Digital Asset Holdings and Digital Asset Holdings per Share of the Trust in this report have been calculated using the Index Price unless otherwise indicated.

At this time, the Trust is not operating a redemption program for Shares and therefore Shares are not redeemable by the Trust. In addition, the Trust may halt creations for extended periods of time for a variety of reasons, including in connection with forks, airdrops and other similar occurrences. As a result Authorized Participants are not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Digital Asset Holdings per Share, which may cause the Shares to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s Digital Asset Holdings per Share.

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

For a discussion of risks relating to the deviation in the trading price of the Shares from the Digital Asset Holdings per Share, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144 and the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the Digital Asset Holdings per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Shareholders who purchase Shares on OTCQX that are trading at a substantial premium over the Digital Asset Holdings per Share may suffer a loss on their investment if such premium decreases” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares”.

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to participate in Digital Asset Markets through an investment in securities. As of December 31, 2021, each Share represented approximately 0.0100 ETH. The logistics of accepting, transferring and safekeeping of ETH are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

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
•
Market-Traded and Transparent. The Shares are quoted on OTCQX. Shareholders that purchased Shares directly from the Trust and have held them for the requisite holding period under Rule 144 may sell their Shares on OTCQX upon receiving approval from the Sponsor. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. The Sponsor believes the quotation of the Shares on OTCQX provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on www.grayscale.com/products/grayscale-ethereum-trust/.
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

Incidental Rights and IR Virtual Currency

The Trust may from time to time come into possession of Incidental Rights and/or IR Virtual Currency by virtue of its ownership of ETH, generally through a fork in the Ethereum Blockchain, an airdrop offered to holders of ETH or other similar event. Pursuant to the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement. These actions include (i) selling Incidental Rights and/or IR Virtual Currency in the Digital Asset Market and distributing the cash proceeds to shareholders, (ii) distributing Incidental Rights and/or IR Virtual Currency in-kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible and (iii) irrevocably abandoning Incidental Rights or IR Virtual Currency. The Trust may also use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses, if any, as discussed below under “—Expenses; Sales of ETH.” However, the Trust does not expect to take any Incidental

Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s Digital Asset Holdings, the Digital Asset Holdings per Share, the NAV and the NAV per Share.

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

On July 29, 2019, the Sponsor delivered to the Custodian a notice (the “Pre-Creation Abandonment Notice”) stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares (any such time, a “Creation Time”), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time (any such abandonment, a “Pre-Creation Abandonment”); provided that a Pre-Creation Abandonment will not apply to any Incidental Rights and IR Virtual Currency if (i) the Trust has taken, or is taking at such time, an Affirmative Action to acquire or abandon such Incidental Rights and IR Virtual Currency at any time prior to such Creation Time or (ii) such Incidental Rights and IR Virtual Currency has been subject to a previous Pre-Creation Abandonment. An Affirmative Action refers to a written notification from the Sponsor to the Custodian of the Trust’s intention (i) to acquire and/or retain any Incidental Rights and/or IR Virtual Currency or (ii) to abandon, with effect prior to the relevant Creation Time, any Incidental Rights and/or IR Virtual Currency.

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

In determining whether the IR Virtual Currency is, or may be, a security under federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws

As a result of the Pre-Creation Abandonment Notice, since July 29, 2019, the Trust has irrevocably abandoned, prior to the Creation Time of any Shares, any Incidental Right or IR Virtual Currency that it may have any right to receive at such time. The Trust has no right to receive any Incidental Right or IR Virtual Currency abandoned pursuant to either the Pre-Creation Abandonment Notice or Affirmative Actions. Furthermore, the Custodian has no authority, pursuant to the Custodian Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Virtual Currency on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Virtual Currency to the Trust if the Trust terminates its custodial agreement with the Custodian.

The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Trust’s legal advisers, tax consultants, and Custodian, and may decide to abandon any Incidental Rights or IR Virtual Currency resulting from a hard fork, airdrop or similar occurrence should the Sponsor conclude, in its discretion, that such abandonment is in the best interests of the Trust. In the event the Sponsor decides to sell any Incidental Right or IR Virtual Currency, it would expect to execute the sale to the Authorized Participant, as principal, or through the Authorized Participant, as broker. In either case, the Sponsor expects that the Authorized Participant would only be willing to transact with the Sponsor on behalf of the Trust if the Authorized Participant considered it possible to trade the Incidental Right or IR Virtual Currency on a Digital Asset Exchange or other venue to which the Authorized Participant has access. The Authorized Participant has access only to Digital Asset Exchanges or other venues that the Authorized

Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each venue.

Secondary Market Trading

While the Trust’s investment objective is for the value of the Shares (based on ETH per Share) to reflect the value of the ETH held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on OTCQX (or on another Secondary Market in the future) at prices that are lower or higher than the Digital Asset Holdings per Share. The amount of the discount or premium in the trading price relative to the Digital Asset Holdings per Share may be influenced by non-concurrent trading hours and liquidity between OTCQX and larger Digital Asset Exchanges. While the Shares are listed and trade on OTCQX from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Exchanges. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Exchange is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the ETH Industry and Market

Ethereum, or ETH, is a digital asset that is created and transmitted through the operations of the peer-to-peer Ethereum Network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Ethereum Network, the infrastructure of which is collectively maintained by a decentralized user base. The Ethereum Network allows people to exchange tokens of value, called Ether, which are recorded on a public transaction ledger known as a blockchain. ETH can be used to pay for goods and services, including computational power on the Ethereum network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Exchanges or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Ethereum Network also allows users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than ETH on the Ethereum Network. Smart contract operations are executed on the Ethereum Blockchain in exchange for payment of ETH. The Ethereum Network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

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

Moreover, the Ethereum Network has also been used as a platform for creating new digital assets and conducting their associated initial coin offerings. As of December 31, 2021, a majority of digital assets were built on the Ethereum Network, with such assets representing a significant amount of the total market value of all digital assets.

More recently, the Ethereum Network has been used for decentralized finance (DeFi) or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. Over the course of 2021, between $18 billion and $163 billion worth of digital assets were locked up as collateral on DeFi platforms on the Ethereum Network.

In addition, the Ethereum Network and other smart contract platforms have been used for creating non-fungible tokens, or NFTs. Unlike digital assets native to smart contract platforms which are fungible and enable the payment of fees for smart contract execution, NFTs allow for digital ownership of assets created within the DApps built on smart contract platforms. This new paradigm allows users to own their digital assets as NFTs, trade them with others in the DApp or game, and carry them to other digital experiences, creating an entirely new free-market internet-native economy that can be monetized in the physical world.

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

Proof-of-Stake Mining Process

In the second half of 2020, the Ethereum Network began the first of several stages of an upgrade called Ethereum 2.0. Ethereum 2.0. is a new iteration of Ethereum that would include switching from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism. Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, miners (sometimes called validators) risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as mining multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work and is sometimes referred to as “virtual mining”.

Limits on ETH Supply

The rate at which new ETH are mined and put into circulation is expected to vary. ETH issuances are currently capped at 16.0 million ETH per year or 2.0 ETH per block, but there is no aggregate cap on the total number of ETH outstanding. In 2022 or 2023, the Ethereum Network may switch from proof-of-work to a new proof-of-stake consensus algorithm under development, called Casper. The attributes of the new consensus algorithm are subject to change, but the new consensus algorithm will reduce total new ETH issuances and is expected to turn the ETH supply deflationary when coupled with the EIP-1559 modification, discussed below.

As of December 31, 2021, approximately 119 million ETH were outstanding.

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

For example, in 2019 the Ethereum Network completed a network upgrade called Metropolis that was designed to enhance the usability of the Ethereum Network and was introduced in two stages. The first stage, called Byzantium, was implemented in October 2017. The purpose of Byzantium was to increase the network’s privacy, security, and scalability and reduce the block reward from 5.0 ETH to 3.0 ETH. The second stage, called Constantinople, was implemented in February 2019, along with another upgrade, called St. Petersburg. The purpose of these upgrades was to prepare the Ethereum Network for the introduction of a proof-of-stake algorithm and reduce the block reward from 3.0 ETH to 2.0 ETH. In the second half of 2020, the Ethereum Network began the first of several stages of an upgrade called Ethereum 2.0. Ethereum 2.0. is a new iteration of Ethereum that would amend its consensus mechanism to include proof-of-stake and sharding. The purpose of sharding is to increase scalability of a database, such as a blockchain, by splitting the data processing responsibility among many nodes, allowing for parallel processing and validation of transactions. This contrasts with the existing Ethereum Blockchain, which requires each node to process and validate every transaction. The current version of the Ethereum Network also contains a “difficulty bomb,” under which mining will become extraordinarily difficult over time, encouraging miners to switch to proof-of-stake and join the Ethereum 2.0 hard fork. In January 2020, a network upgrade called Muir Glacier was implemented in order to delay this difficulty bomb as the Ethereum Network prepares to switch to proof-of-stake. Another recent network upgrade, called Istanbul, was implemented in December 2019. The purpose of Istanbul was to make the network more denial of service-resistant, enable greater ETH and Zcash interoperability as well as other Equihash-based proof of work digital assets, and to increase the scalability and performance for solutions on zero-knowledge privacy technology like SNARKs and STARKs. In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate the fees paid to miners. This new methodology splits fees into two components: a base cost and priority fee. The base cost is now burnt and the priority fee is paid to miners. EIP-1559 has reduced the total net issuance of ETH fees to miners. The release of updates to the Ethereum Network’s source code does not guarantee that the updates will be automatically adopted. Users and miners must accept any changes made to the Ethereum source code by downloading the proposed modification of the Ethereum Network’s source code. A modification of the Ethereum Network’s source code is only effective with respect to the Ethereum users and miners that download it. If a modification is accepted only by a percentage of users and miners, a division in the Ethereum Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” could adversely affect an investment in the Shares.” Consequently, as a practical matter, a modification to the source code becomes part of the Ethereum Network only if accepted by participants collectively having a majority of the processing power on the Ethereum Network.

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

As of December 31, 2021, the Digital Asset Exchanges included in the Index are Coinbase Pro, Bitstamp, Kraken and LMAX Digital. As further described below, each of these Digital Asset Exchanges are in compliance with applicable U.S. federal and state licensing requirements and practices regarding AML and KYC regulations.

Coinbase Pro: A U.S.-based exchange registered as a money services business (“MSB”) with FinCen and licensed as a virtual currency business under the NYDFS BitLicense as well as money transmitter in various U.S. states.

Bitstamp: A U.K.-based exchange registered as an MSB with FinCen and licensed as a virtual currency business under the NYDFS BitLicense as well as money transmitter in various U.S. states.

Kraken: A U.S.-based exchange registered as an MSB with FinCen and licensed as money transmitter in various U.S. states. Kraken does not hold a BitLicense.

LMAX Digital: A U.K.-based exchange registered as a broker with FCA. LMAX Digital does not hold a BitLicense.

Currently, there are several Digital Asset Exchanges operating worldwide and online Digital Asset Exchanges represent a substantial percentage of ETH buying and selling activity and provide the most data with respect to prevailing valuations of ETH. These exchanges include established exchanges such as exchanges included in the Index which provide a number of options for buying and selling ETH. The below table reflects the trading volume in ETH and market share of the ETH-U.S. dollar trading pairs of each of the Digital Asset Exchanges included in the Index as of December 31, 2021, using data reported by the Index Provider since the inception of the Trust:

Digital Asset Exchanges included in the Index as of December 31, 2021 (1)	Volume (ETH)	Market Share (2)
Coinbase Pro	268,608,467	29.35%
Kraken	111,393,121	12.17%
Bitstamp	70,334,721	7.68%
LMAX Digital	47,645,892	5.21%
Total ETH-U.S. Dollar trading pair	497,982,201	54.41%

(1)
On January 19, 2020, the Index Provider removed itBit due to a lack of trading volume and added LMAX Digital to the Index due to the exchange meeting the liquidity thresholds as part of its scheduled quarterly review.
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

Although the Index is designed to accurately capture the market price of ETH, third parties may be able to purchase and sell ETH on public or private markets not included among the constituent Digital Asset Exchanges of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of ETH on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2021, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Index and the Index Price was 0.30% (14.57% based on Old Index Price) and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Exchange included in the Index and the Index Price was 0.26% (14.48% based on Old Index Price). During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Exchanges included in the Index and the Index Price was 0.001% (0.48% based on Old Index Price). All Digital Asset Exchanges that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of ETH.

The Index and the Index Price

The Index is a U.S. dollar-denominated composite reference rate for the price of ETH. The Index is designed to (1) mitigate the effects of fraud, manipulation and other anomalous trading activity from impacting the ETH reference rate, (2) provide a real-time, volume-weighted fair value of ETH and (3) appropriately handle and adjust for non-market related events.

The Index Price is determined by the Index Provider through a process in which trade data is cleansed and compiled in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. This is accomplished by adjusting the weight of each data input based on price deviation relative to the observable set, as well as recent and long-term trading volume at each venue relative to the observable set. The Index Price is calculated using non-GAAP methodology and is not used in the Trust's financial statements.

Prior to February 1, 2022, the Trust valued its ETH for operational purposes by reference to the Old Index Price. The Old Index Price was calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time, derived from the Constituent Exchanges reflected in the Index on such trade date and overlaid an averaging mechanism to the price produced resulting in the Old Index Price reflecting an average price for the 24-hour period. In other words, the Index Price is the price of an ETH at 4:00 p.m., New York time, calculated based on the price and trading volume data of the Digital Asset Exchanges included in the Index over the preceding 24-hour period whereas the Old Index Price was the price of an ETH at 4:00 p.m., New York time, calculated by taking the average of each price of an ETH produced by the Index over the preceding 24-hour period. The Index Price uses the same methodology without the additional averaging mechanism being applied to the Index Price. There was no change to the Index used to determine the Index Price or the criteria used to select the Constituent Exchanges.

Constituent Exchange Selection

The Digital Asset Exchanges that are included in the Index are selected by the Index Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For an exchange to become a Constituent Exchange, it must satisfy the criteria listed below (the “Inclusion Criteria”):

•
Compliance with applicable U.S. federal and state licensing requirements and practices regarding anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations (i.e., a U.S.-Compliant Exchange), based on a review of the exchanges’ publicly disclosed policies and guidelines
•
Publicly known ownership
•
No restrictions on deposits and/or withdrawals of ETH
•
No restrictions on deposits and/or withdrawals of U.S. dollars
•
Reliably displays new trade prices and volumes on a real-time basis through APIs
•
Programmatic trading of the indexed asset’s spot price
•
Liquid market in the indexed asset
•
Trading volume must represent a minimum of total eligible trading volumes (5% for U.S. exchanges and 10% non-U.S. exchanges)
•
Discretion of the Index Provider’s analysts, which applies to both the inclusion and exclusion of such exchanges. The Index Provider would only use this discretion to include or exclude an exchange in order to ensure the integrity of the Index; to date, the Index Provider has not exercised such discretion.

A Digital Asset Exchange is removed from the Constituent Exchanges when it no longer satisfies the Inclusion Criteria. The Index Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Exchanges. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. ETH derivative markets are also not currently included as the markets remain relatively thin. While the Index Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Index Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of ETH derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

The Index Provider and the Sponsor have entered into an index license agreement, dated as of February 1, 2022 (the “Index License Agreement”) governing the Sponsor’s use of the Index Price. In connection with the entry into the Index License Agreement, the Sponsor and the Index Provider terminated that certain license agreement, dated as of February 28, 2019, between the Sponsor and the Index Provider that governed the Sponsor's use of the Old Index Provider. Pursuant to the terms of the Index License Agreement, the Index Provider may adjust the calculation methodology for the Index Price without notice to, or consent of, the Trust or its shareholders. The Index Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Index Provider has sole discretion over the determination of Index Price and may change the methodologies for determining the Index Price from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Index Price in the Trust’s current reports and will be notified of all other changes that the Sponsor considers significant in the Trust’s periodic reports. The Trust will determine the materiality of any changes to the Index Price on a case-by-case basis, in consultation with external counsel.

The Index Provider may change the trading venues that are used to calculate the Index or otherwise change the way in which the Index is calculated at any time. For example, the Index Provider has scheduled quarterly reviews in which it may add or remove Constituent Exchanges that satisfy or fail the Inclusion Criteria. The Index Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. While the Index Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes, it has historically notified the Trust of any material changes to the Constituent Exchanges, including any additions or removals of the Constituent Exchanges, in addition to issuing press releases in connection with the same. The Sponsor will notify investors of any such material event by filing a current report on Form 8-K. Although the Index methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Exchange, the unannounced closure of operations on a Digital Asset Exchange, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Index Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Determination of the Index Price

The Index applies an algorithm to the price of ETH on the Constituent Exchanges calculated on a per second basis over a 24-hour period. The Index’s algorithm is expected to reflect a four-pronged methodology to calculate the Index Price from the Constituent Exchanges:

•
Volume Weighting: Constituent Exchanges with greater liquidity receive a higher weighting in the Index, increasing the ability to execute against (i.e., replicate) the Index in the underlying spot markets.
•
Price-Variance Weighting: The Index Price reflects data points that are discretely weighted in proportion to their variance from the rest of the Constituent Exchanges. As the price at a particular exchange diverges from the prices at the rest of the Constituent Exchanges, its weight in the Index Price consequently decreases.
•
Inactivity Adjustment: The Index Price algorithm penalizes stale activity from any given Constituent Exchange. When a Constituent Exchange does not have recent trading data, its weighting in the Index Price is gradually reduced until it is de-weighted entirely. Similarly, once trading activity at a Constituent Exchange resumes, the corresponding weighting for that Constituent Exchange is gradually increased until it reaches the appropriate level.
•
Manipulation Resistance: In order to mitigate the effects of wash trading and order book spoofing, the Index only includes executed trades in its calculation. Additionally, the Index only includes Constituent Exchanges that charge trading fees to its users in order to attach a real, quantifiable cost to any manipulation attempts.

The Index Provider formally re-evaluates the weighting algorithm quarterly, but maintains discretion to change the way in which an Index Price is calculated based on its periodic review or in extreme circumstances. The exact methodology to calculate the Index Price is not publicly available. Still, the Index is designed to limit exposure to trading or price distortion of any individual Digital Asset Exchange that experiences periods of unusual activity or limited liquidity by discounting, in real-time, anomalous price movements at individual Digital Asset Exchanges.

The Sponsor believes the Index Provider’s selection process for Constituent Exchanges as well as the methodology of the Index Price’s algorithm provides a more accurate picture of ETH price movements than a simple average of Digital Asset Exchange spot prices, and that the weighting of ETH prices on the Constituent Exchanges limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the ETH spot market. By referencing multiple trading venues and weighting them based on trade activity, the Sponsor believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

If the Index Price becomes unavailable, or if the Sponsor determines in good faith that such Index Price does not reflect an accurate price for ETH, then the Sponsor will, on a best efforts basis, contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact such Index Price remains unavailable or the Sponsor continues to believe in good faith that such Index Price does not reflect an accurate price for the relevant digital asset, then the Sponsor will employ a cascading set of rules to determine the Index Price, as described below in “—Determination of the Index Price When Index Price is Unavailable.”

The Trust values its ETH for operational purposes by reference to the Index Price. The Index Price is the value of an ETH as represented by the Index, calculated at 4:00 p.m., New York time, on each business day. The Index Provider develops, calculates and publishes the Index on a continuous basis using the price at the Digital Asset Benchmark Exchanges, as selected by the Index Provider.

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate the Index Price for a digital asset. For example, the Constituent Exchanges for the Index Price of the digital asset are Coinbase Pro, Kraken, LMAX Digital and Bitstamp.

•
Volume Weighting: Each Constituent Exchange will be weighted to appropriately reflect the trading volume share of the Constituent Exchange relative to all the Constituent Exchanges during this same period. For example, an average hourly weighting of 67.07%, 11.88%, 14.57% and 6.49% for Coinbase Pro, Kraken, LMAX Digital and Bitstamp, respectively, would represent each Constituent Exchange’s share of trading volume during the same period.
•
Inactivity Adjustment: Assume that a Constituent Exchange represented a 14% weighting on the Index Price of digital asset, which is based on the per-second calculations of its trading volume and price-variance relative to the cohort of Constituent Exchanges included in such Index, and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start the Constituent Exchange at the 3-minute mark and continue to do so over a 7-minute period until its influence was effectively zero, 10-minutes after becoming inactive. As soon as trading activity resumed at the Constituent Exchange, the index algorithm would re-weight it to the appropriate weighting based on trading volume and price-variance relative to the cohort of Constituent Exchanges included in the Index. Due to the period of inactivity, it would re-weight the Constituent Exchange activity to a weight lower than its original weighting—for example, to 12%.
•
Price-Variance Weighting: The price-variance weighting adjustment is a relative measure of each exchange versus the cohort of exchanges. The further the price at a constituent exchange is from the mean price of the cohort, the less influence that exchange’s price will have on the algorithm that produces the Index Price, as the exchange data is discretely weighted in proportion to their variance from the rest of the exchanges on a per-second basis and there is no minimum threshold the variance must meet for this adjustment to take place. For example, assume that for a one-hour period, the digital asset’s execution prices on one Constituent Exchange were trading more than 7% higher than the average execution prices on another Constituent Exchange. The algorithm will automatically detect the anomaly (price variance) and reduce that specific Constituent Exchange’s weighting during that one-hour period, ensuring a reliable spot reference price that is unaffected by the localized event and that is reflective of broader market activity.

Determination of the Index Price When Index Price is Unavailable

On January 11, 2022, the Sponsor changed the cascading set of rules used to determine the Index Price. The Sponsor will use the following cascading set of rules to calculate the Index Price. For the avoidance of doubt, the Sponsor will employ the below rules sequentially and in the order as presented below, should one or more specific rule(s) fail:

1.
Index Price = The price set by the Index as of 4:00 p.m., New York time, on the valuation date. If the Index becomes unavailable, or if the Sponsor determines in good faith that the Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact the Index remains unavailable or the Sponsor continues to believe in good faith that the Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
2.
Index Price = The price set by Coin Metrics Real-Time Rate (the “Secondary Index”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Index Price”). The Secondary Index Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics (the “Secondary Index Provider”). The Secondary Index Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. If the Secondary Index becomes unavailable, or if the Sponsor determines in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Secondary Index Provider to obtain the Secondary Index Price directly from the Secondary Index Provider. If after such contact the Secondary Index remains unavailable or the Sponsor continues to believe in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.

3.
Index Price = The price set by the Trust's principal market (the “Tertiary Pricing Option”) as of 4:00 p.m., New York time, on the valuation date. The Tertiary Pricing Option is a spot price derived from the principal market's public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m., New York time, and is provided to the Sponsor via an application programming interface. If the Tertiary Pricing Option becomes unavailable, or if the Sponsor determines in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Tertiary Pricing Provider to obtain the Tertiary Pricing Option directly from the Tertiary Pricing Provider. If after such contact the Tertiary Pricing Option remains unavailable after such contact or the Sponsor continues to believe in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
4.
Index Price = The Sponsor will use its best judgment to determine a good faith estimate of the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.

In the event of a fork, the Index Provider may calculate the Index Price based on a virtual currency that the Sponsor does not believe to be the appropriate asset that is held by the Trust. In this event, the Sponsor has full discretion to use a different index provider or calculate the Index Price itself using its best judgment.

Forms of Attack Against the Ethereum Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Ethereum Network contains certain flaws. For example, the Ethereum Network is currently vulnerable to a “51% attack” where, if a mining pool were to gain control of more than 50% of the hash rate for a digital asset, a malicious actor would be able to gain full control of the network and the ability to manipulate the Ethereum Blockchain. As of the date of this Annual Report, the top three largest mining pools controlled over 50% of the hash rate of the Ethereum Network.

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

Competition

More than 16,000 other digital assets, as tracked by CoinMarketCap.com, have been developed since the inception of Bitcoin, currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While ETH has enjoyed some success in its limited history, the aggregate value of outstanding ETH is smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. In addition, while ETH was the first digital asset with a network that served as a smart contracts platform, a number of newer digital assets also function as smart contracts platforms, including Solana, Avalanche, Terra and Cardano. Some industry groups are also creating private, permissioned blockchain versions of Ethereum. For example, J.P. Morgan and others are developing an open source platform called Quorum, which is described as a version of Ethereum designed for use by the financial services industry.

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

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. See “Item 1A. Risk Factors— Regulatory changes or actions by U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ETH, mining activity or the operation of the Ethereum Network or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares,” “—A determination that a digital asset is a “security” may adversely affect the value of ETH and the value of the Shares” and “—Changes in SEC policy could adversely impact the value of the Shares.”

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect a digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example:

•
China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. China has banned initial coin offerings and there have been reports that Chinese regulators have taken action to shut down a number of China-based Digital Asset Exchanges. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities, citing concerns about high energy consumption and its desire to promote financial stability. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. In January 2018, a Chinese news organization reported that the People’s Bank of China had ordered financial institutions to stop providing banking or funding to “any activity related to cryptocurrencies.”

•
South Korea determined to amend its Financial Information Act in March 2020 to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the government with the authority to close Digital Asset Exchanges that do not comply with specified processes. South Korea has also banned initial coin offerings.
•
The Reserve Bank of India in April 2018 banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. In March 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling.
•
The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Exchanges. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of ETH by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the ETH economy in the United States and globally, or otherwise negatively affect the value of ETH held by the Trust. The effect of any future regulatory change on the Trust or the ETH held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Regulatory changes or actions by U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ETH, mining activity or the operation of the Ethereum Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.”

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

The Trust is not a registered investment company under the Investment Company Act and the Sponsor believes that the Trust is not required to register under the Investment Company Act. The Trust will not trade, buy, sell or hold ETH derivatives, including ETH futures contracts, on any futures exchange. The Trust is authorized solely to take immediate delivery of actual ETH. The Sponsor does not believe the Trust’s activities are required to be regulated by the CFTC under the CEA as a “commodity pool” under current law, regulation and interpretation. The Trust will not be operated by a CFTC-regulated commodity pool operator because it will not trade, buy, sell or hold ETH derivatives, including ETH futures contracts, on any futures exchange. Investors in the Trust will not receive the regulatory protections afforded to investors in regulated commodity pools, nor may the COMEX division of the New York Mercantile Exchange or any futures exchange enforce its rules with respect to the Trust’s activities. In addition, investors in the Trust will not benefit from the protections afforded to investors in ETH futures contracts on regulated futures exchanges.

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

Although the redemption of Shares is provided for in the Trust Agreement, the redemption of Shares is not currently permitted and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, this will allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s ETH, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value from time to time.

Each Share represented approximately 0.0100 ETH as of December 31, 2021. Each Share in the initial Baskets represented approximately 0.0111 ETH. The decrease in the number of ETH represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of ETH to pay the Sponsor’s Fee and any Additional Trust Expenses. The number of ETH required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s ETH to pay the Sponsor’s Fee and any Additional Trust Expenses. The Trust will not accept or distribute cash in exchange for Baskets other than upon its dissolution. Authorized Participants may sell to other investors the Shares they purchase from the Trust only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares— Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the price of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium, or substantial discount to, the Digital Asset Holdings per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

The Sponsor will determine the Trust’s Digital Asset Holdings on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the Digital Asset Holdings per Share, which equals the Digital Asset Holdings divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share on the Trust’s website, www.grayscale.com/products/grayscale-ethereum-trust/, as soon as practicable after the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share have been determined by the Sponsor. See “Valuation of ETH and Determination of the Trust’s Digital Asset Holdings.”

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

ETH pricing information is available on a 24-hour basis from various financial information service providers or Ethereum Network information sites such as Tradeblock.com or Bitcoincharts.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Exchanges. As of December 31, 2021, the constituent Digital Asset Exchanges of the Index were Bitstamp, Coinbase Pro, LMAX Digital and Kraken. On January 19, 2020, the Index Provider removed itBit and added LMAX Digital to the Index as part of its scheduled quarterly review. The Index Provider may remove or add Digital Asset Exchanges to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

The Trust’s Sponsor is Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of DCG. The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902 and

its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Sponsor may, in its sole discretion, select a different index provider, select a different reference rate provided by the Index Provider or calculate the Index Price by using the cascading set of rules set forth under “Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable”.

Distribution and Marketing Agreement

The Sponsor has entered into a Distribution and Marketing Agreement with Genesis Global Trading, Inc. (“Genesis”), a related party of the Trust to assist the Sponsor in distributing the Shares, developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, www.grayscale.com/products/grayscale-ethereum-trust/, executing the marketing plan for the Trust and providing strategic and tactical research on the Digital Asset Markets.

Index License Agreement

The Index Provider and the Sponsor have entered into the Index License Agreement governing the Sponsor’s use of the Index for calculation of the Index Price. The Index Provider may adjust the calculation methodology for the Index without notice to, or consent of, the Trust or its shareholders. Under the Index License Agreement, the Sponsor pays a monthly fee and a fee based on the Digital Asset Holdings of the Trust to the Index Provider in consideration of its license to the Sponsor of Index-related intellectual property. The Index License Agreement will automatically renew on an annual basis. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement.

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

In its capacity as distributor and marketer, Genesis assists the Sponsor in developing an ongoing marketing plan for the Trust; preparing marketing materials regarding the Shares, including the content on the Trust’s website, www.grayscale.com/products/grayscale-ethereum-trust/; executing the marketing plan for the Trust; and providing strategic and tactical research to the Trust on the Digital Asset Markets. Genesis and the Sponsor are affiliates of one another.

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

Description of Limited Rights

The Shares do not represent a traditional investment and should not be viewed as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. A shareholder will not have the statutory rights normally associated with the ownership of shares of a corporation. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which shareholders may vote under the Trust Agreement. For example, shareholders do not have the right to elect or remove directors and will not receive dividends. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as discussed below, any redemption rights or rights to distributions.

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

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 100 Shares. As of December 31, 2021, each Share represented approximately 0.0100 ETH. See “—Description of Creation of Shares.” The creation of a Basket requires the delivery to the Trust of the number of ETH represented by one Share immediately prior to such creation multiplied by 100. The Trust may from time to time halt creations for a variety of reasons, including in connection forks, airdrops and other similar occurrences.

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

Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the price of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

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

The Trust will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Trust will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Trust, or the distribution by the Trust, of the number of whole and fractional ETH represented by each Basket being created, which is determined by dividing (x) the number of ETH owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation order, after deducting the number of ETH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ETH (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Basket Amount”). All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. The Basket Amount multiplied by the number of Baskets being created is the “Total Basket Amount.” The number of ETH represented by a Share will gradually decrease over time as the Trust’s ETH are used to pay the Trust’s expenses. As of December 31, 2021, each Share represented approximately 0.0100 ETH. Information regarding the number of ETH represented by each Share is posted to the Trust’s website daily at www.grayscale.com/products/grayscale-ethereum-trust/.

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

An Investor may pay the subscription amount in cash or ETH. In the event that the Investor pays the subscription amount in cash, the Authorized Participant purchases ETH in a Digital Asset Market or, to the extent the Authorized Participant already holds ETH, the Authorized Participant may contribute such ETH to the Trust. The Authorized Participant will receive Shares of the Trust and the Shares will then be registered in the name of the Investor. Depending on whether the Investor wires cash to the Authorized Participant before or after 4:00 p.m. New York time, the Investor’s Shares will be created based on the same or next Business Day’s Digital Asset Holdings and the risk of any price volatility in ETH during this time will be borne by the Authorized Participant. The Authorized Participant will receive Shares of the Trust on behalf of the Investor, and the Shares will then be registered in the name of the Investor. In the event that the Investor pays the subscription amount in ETH, the Investor will transfer such ETH to the Authorized Participant, which will contribute such ETH in kind to the Trust, and receive Shares of the Trust, on behalf of the Investor, and the Shares will then be registered in the name of the Investor. For the avoidance of doubt, in either case, the Authorized Participant will act as the agent of the Investor with respect to the contribution of cash or ETH to the Trust in exchange for Shares.

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

Expenses to Be Paid by the Sponsor

The Trust pays the Sponsor’s Fee to the Sponsor. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the Marketing Fee; (ii) the Administrator Fee, if any; (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust; (iv) the Transfer Agent Fee; (v) the Trustee fee; (vi) fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; (vii) ordinary course legal fees and expenses; (viii) audit fees; (ix) regulatory fees, including, if applicable, any fees relating to registration of the Shares under the Securities Act or the Exchange Act; (x) printing and mailing costs; (xi) the costs of maintaining the Trust’s website; and (xii) applicable license fees (each a “Sponsor-paid Expense”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Presently, the Sponsor does not intend to waive any of the Sponsor’s Fee for the Trust and there are no circumstances under which the Sponsor has determined it will definitely waive the fee.

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

Discretion of the Index Provider

The Index Provider has sole discretion over the determination of Index Price and may change the methodologies for determining the Index Price from time to time.

Description of the Trust Agreement

The following is a description of the material terms of the Trust Agreement. The Trust Agreement establishes the roles, rights and duties of the Sponsor and the Trustee.

The Sponsor

Liability of the Sponsor and Indemnification

Neither the Sponsor nor the Trust insure the Trust’s ETH. The Sponsor and its affiliates (each a “Covered Person”) will not be liable to the Trust or any shareholder for any loss suffered by the Trust which arises out of any action or inaction of such Covered Person if such Covered Person determined in good faith that such course of conduct was in the best interests of the Trust. However, the preceding liability exclusion will not protect any Covered Person against any liability resulting from its own willful misconduct, bad faith or gross negligence in the performance of its duties.

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

Actions Taken to Protect the Trust

The Sponsor may prosecute, defend, settle or compromise actions or claims at law or in equity that it considers necessary or proper to protect the Trust or the interests of the shareholders. The expenses incurred by the Sponsor in connection therewith (including the fees and disbursements of legal counsel) will be expenses of the Trust and are deemed to be Additional Trust Expenses. The Sponsor will be entitled to be reimbursed for the Additional Trust Expenses it pays on behalf of the Trust.

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

Insurance

Pursuant to the terms of the Custodian Agreement, the Custodian is required to have insurance coverage to protect against risks such as theft of funds. The Custodian has advised the Sponsor that it has insurance coverage pursuant to policies held by Coinbase Global, Inc. (“Coinbase”), which procures fidelity (or crime) insurance coverage of up to $320 million. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Trust’s ETH, resulting from theft, including internal theft by employees of Coinbase and its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries.

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

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records of its services pursuant to the Custodian Agreement, and such records must be retained by the Custodian for no less than seven years. The Custodian Agreement also provides that the Custodian will permit, to the extent it may legally do so, the Trust’s or the Sponsor’s auditors or third-party accountants, upon reasonable notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control system and procedures are in place, and visit and inspect the systems on which the ETH are held, all at such times as the Trust or the Sponsor may reasonably request. The Custodian is obligated to provide a copy of any audit report prepared by its internal or independent auditors to the Trust or the Sponsor.

The Trust and the Sponsor obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “—Description of Trust Documents—Description of the Custodian Agreement—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Trust, the Sponsor and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes, may include validating the existence balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Trust may transfer a portion of its digital assets from one public key to another public key of the Trust.

The Trust, the Sponsor and their independent auditors may evaluate the Custodian’s protection of private keys and other customer information, including review of supporting documentation related to the processes surrounding key lifecycle management, the key generation process (hardware, software, and algorithms associated with generation) the infrastructure used to generate and store private keys, how private keys are stored (for example, cold wallets), the segregation of duties in the authorization of digital asset transactions, and the number of users required to process a transaction and the monitoring of addresses for any unauthorized activity. For additional information, see “—Custody of the Trust’s ETH.”

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

Once each calendar year, the Trust and the Sponsor will be entitled to request that the Custodian produce or commission a new Services Organization Controls (“SOC”) 1 report and SOC 2 report, and promptly deliver to the Trust and the Sponsor a copy thereof by December 31 of each year. The Custodian reserves the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodian does not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Sponsor and the Trust will be entitled to terminate the Agreement.

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

The Custodian’s or Trust’s total liability under the Custodian Agreement will never exceed the value of the ETH on deposit in the Digital Asset Account at the time of, and directly relating to, the events giving rise to the liability occurred, the value of which will be determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds ETH with a value in excess of $100 million (the “Cold Storage Threshold”) for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of ETH deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of ETH deposited in each cold storage address on business days. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met and not reduced within five business days, the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

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

Indemnity

Each of the Custodian and the Trust has agreed to indemnify and hold harmless the other such parties from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of the Custodian’s or the Trust’s, as the case may be, breach of the Custodian Agreement, inaccuracy in any of the Custodian’s or the Trust’s, as the case may be, representations or warranties in the Custodian Agreement, or the Custodian’s or the Trust’s, as the case may be, knowing, in the case of the Custodian, violation of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the other such party.

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

If the IRS were to disagree with, and successfully challenge, certain positions the Trust may take with respect to Incidental Rights and IR Virtual Currency, the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Pre-Creation Abandonment Notice to the Custodian, stating that the Trust is irrevocably abandoning, effective immediately prior to each Creation Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than ETH as of any date on which it creates Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

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

In the absence of guidance to the contrary, it is possible that any income recognized by a U.S. tax-exempt shareholder as a consequence of a hard fork, airdrop or similar occurrence would constitute UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize some UBTI as a consequence of an investment in Shares.

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

Governmental plans, non-U.S. plans and certain church plans, while generally not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, may be subject to provisions under other U.S. or non-U.S. federal, state, local or other laws or regulations that are similar to such provisions of ERISA or the Code. Fiduciaries of such plans should consider the consequences of an investment in the Trust under any such applicable similar laws or regulations before acquiring any Shares.

EACH PLAN FIDUCIARY CONSIDERING ACQUIRING SHARES MUST CONSULT ITS OWN LEGAL AND TAX ADVISERS BEFORE DOING SO.

Restrictions on Investments by Benefit Plan Investors

ERISA and a regulation issued thereunder contain rules for determining when an investment by a Plan in an entity will result in the underlying assets of the entity being deemed assets of the Plan for purposes of ERISA and Section 4975 of the Code (i.e., “plan assets”). Those rules provide that the assets of an entity will not be deemed "plan assets" of a Plan that purchases an interest therein if the investment in the entity by all “benefit plan investors” is not “significant” or certain other exceptions apply. The term “benefit plan investors” includes all Plans (i.e., all “employee benefit plans” as defined in and subject to the fiduciary responsibility provisions of ERISA and all “plans” as defined in and subject to Section 4975 of the Code) and all entities that hold “plan assets” (each, a “Plan Assets Entity”) due to investments made in such entities by already described benefit plan investors. ERISA provides that a Plan Assets Entity is considered to hold plan assets only to the extent of the percentage of the Plan Assets Entity’s equity interests held by benefit plan investors. In addition, all or part of an investment made by an insurance company using assets from its general account may be treated as a benefit plan investor. Investments by benefit plan investors will be deemed not significant if benefit plan investors own, in the aggregate, less than 25% of the total value of each class of equity interests of the entity (determined by not including the investments of persons with discretionary authority or control over the assets of such entity, of any person who provides investment advice for a fee (direct or indirect) with respect to such assets, and “affiliates” (as defined in the regulations issued under ERISA) of such persons; provided, however, that under no circumstances are investments by benefit plan investors excluded from such calculation).

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

Ineligible Purchasers

In general, Shares may not be purchased with the assets of a Plan if the Trustee, the Sponsor, the distributor, any placement agent, any of their respective affiliates or any of their respective employees either: (i) has investment discretion with respect to the investment of such Plan assets; (ii) has authority or responsibility to give or regularly gives investment advice with respect to such Plan assets, for a fee, and pursuant to an agreement or understanding that such advice will serve as a primary basis for investment decisions with respect to such Plan assets and that such advice will be based on the particular investment needs of the Plan; or (iii) is an employer maintaining or contributing to such Plan. A party that is described in clause (i) or (ii) of the preceding sentence is a fiduciary under ERISA and the Code with respect to the Plan, and any such purchase (as described in clause (i), (ii) or (iii)) could result in a “prohibited transaction” under ERISA and the Code.

Except as otherwise set forth, the foregoing statements regarding the consequences under ERISA and the Code of an investment in the Trust are based on the provisions of ERISA and the Code as currently in effect, and the existing administrative and judicial interpretations thereunder. No assurance can be given that administrative, judicial or legislative changes will not occur that may make the foregoing statements incorrect or incomplete.

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS IS IN NO RESPECT A REPRESENTATION BY THE SPONSOR OR ANY OTHER PARTY RELATED TO THE TRUST THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN OR PLANS GENERALLY OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN. THE PERSON WITH INVESTMENT DISCRETION FOR ANY PLAN SHOULD CONSULT WITH HIS OR HER OWN COUNSEL AND FINANCIAL ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE TRUST, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN.

Item 1A. Risk Factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC, before making an investment decision regarding the Shares. See “Glossary of Defined Terms” for the definition of certain capitalized terms used in this Annual Report. All other capitalized terms used, but not defined, herein have the meanings given to them in the Trust Agreement.

•
Extreme volatility of trading prices that many digital assets, including Ethereum, have experienced in recent periods and may continue to experience, could have a material adverse effect on the value of the Shares;
•
The medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
•
The value of the Shares is dependent on the acceptance of Digital Assets, such as Ethereum, which represent a new and rapidly evolving industry;
•
The value of the Shares relates directly to the value of Ethereum held by the Trust, the value of which may be highly volatile and subject to fluctuations;
•
The unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
Risks related to the COVID-19 outbreak could negatively impact the value of the Trust’s holdings and significantly disrupt its operations;
•
The lack of an ongoing redemption program due to the holding period under Rule 144, and the Trust’s ability to halt creations from time to time, results in the lack of an arbitrage mechanism to keep the value of the Shares closely linked to the Index Price;
•
The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market;

•
Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
•
Changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) could adversely impact the value of the Shares;
•
Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
•
An Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares;
•
Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;
•
The Trust may be required to disclose information, including information relating to investors, to regulators;
•
Conflicts of interest may arise among the Sponsor or its affiliates and the Trust;
•
The Sponsor’s services may be discontinued, which could be detrimental to the Trust; and
•
The Custodian may resign or be removed by the Sponsor, which would trigger early termination of the Trust; and;

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

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

The trading prices of many digital assets, including ETH, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ETH, over the course of 2017, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2018 in digital asset trading prices, including for ETH. These drawdowns notwithstanding, digital asset prices, including ETH, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak and increased significantly again over the remainder of 2020 and the first quarter of 2021. Digital asset prices continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021 and to date in 2022. Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The Digital Asset Markets may still be experiencing a bubble or may experience a bubble again in the future. Extreme volatility in the future, including further declines in the trading prices of ETH, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ETH. For additional information that quantifies the volatility of ETH prices, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Digital Asset Holdings and ETH Prices.”

Digital assets such as ETH were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as ETH were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital asset networks and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks.

•
The loss or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network
•
Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Ethereum Network, would affect the ability to transfer digital assets, including ETH, and, consequently, their value.
•
The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Ethereum Network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks.
•
Governance of the Ethereum Network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Ethereum Network, which may stymie the Ethereum Network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Ethereum Network, especially long-term problems.
•
The foregoing notwithstanding, the Ethereum Network’s protocol is informally managed by a group of core developers that propose amendments to the Ethereum Network’s source code. The core developers evolve over time, largely based on self-determined participation. To the extent that a significant majority of users and miners adopt amendments to the Ethereum Network, the Ethereum Network will be subject to new protocols that may adversely affect the value of ETH.
•
Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.
•
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.
•
Many digital asset networks face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.
•
The open-source structure of many digital asset network protocols, such as the protocol for the Ethereum Network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Ethereum Network could damage that network.
•
Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying ETH could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s ETH, which would adversely affect the value of the Shares. Moreover, functionality of the Ethereum Network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for ETH. Even if another digital asset other than ETH were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares
•
The Ethereum Network is in the process of implementing software upgrades and other changes to its protocol. For example, in 2022 or 2023, the Ethereum Network may begin the final of several stages of an upgrade called Ethereum 2.0. Ethereum 2.0. is a new iteration of Ethereum that would amend its consensus mechanism to include proof-of-stake and sharding. A digital asset network’s consensus mechanism is a material aspect of its source code, and any failure to properly implement such a change could have a material adverse effect on the value of ETH and the value of the Shares.
•
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

The first digital asset, Bitcoin, was launched in 2009. ETH launched in 2015 and, along with Bitcoin, was one of the first cryptographic digital assets to gain global adoption and critical mass. In general, digital asset networks, including the Ethereum Network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
ETH has only recently become selectively accepted by retail and commercial outlets, and use of ETH by consumers remains limited. Banks and other established financial institutions may refuse to process funds for ETH transactions; process wire transfers to or from Digital Asset Exchanges, ETH-related companies or service providers; or maintain accounts for persons or entities transacting in ETH. As a result, the prices of ETH are largely determined by speculators, with miners contributing to price volatility that makes retailers less likely to accept ETH in the future.
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

As of December 31, 2021, the Ethereum Network could handle approximately 14 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in 2022 or 2023, the Ethereum Network may begin the final of several stages of an upgrade called Ethereum 2.0. Ethereum 2.0. is a new iteration of Ethereum that would amend its consensus mechanism to include proof-of-stake and sharding. See “Item 1. Business—Overview of the ETH Industry and Market—Creation of New ETH” and “—Modifications to the ETH Protocol” for additional information.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Ethereum Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2019, ETH transaction fees have increased from $0.09 per ETH transaction, on average, to a high of $68.30 per transaction, on average, on May 11, 2021. As of December 31, 2021, ETH transaction fees stood at $28.28 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for ETH (e.g., micropayments), and could reduce demand for, and the price of, ETH, which could adversely impact the value of the Shares.

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

As of December 31, 2021, the largest 100 ETH wallets held approximately 40% of the ETH in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of ETH, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of ETH.

If the digital asset award for mining blocks and transaction fees for recording transactions on the Ethereum Network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit mining activities, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of ETH and the value of the Shares.

In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate transaction fees paid to ETH miners in such a manner that reduced the total net issuance of ETH fees paid to miners. If the digital asset awards for mining blocks or the transaction fees for recording transactions on the Ethereum Network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit mining activities, miners may cease expending processing power to mine blocks and confirmations of transactions on the Ethereum Blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently, high including due to an increase in electricity costs, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
A reduction in the processing power expended by miners on the Ethereum Network could increase the likelihood of a malicious actor or botnet obtaining control. See “If a malicious actor or botnet obtains control of more than 50% of the processing power on the Ethereum Network, or otherwise obtains control over the Ethereum Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.”
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
•
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.

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

For example, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attack resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of over $5.0 million and $1.0 million. Any similar attacks on the Ethereum Network could negatively impact the value of ETH and the value of the Shares.

In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash Network. Any similar attacks on the Ethereum Network could negatively impact the value of ETH and the value of the Shares.

Although there are no known reports of malicious activity on, or control of, the Ethereum Network, it is believed that certain mining pools may have exceeded the 50% threshold on the Ethereum Network. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of ETH transactions, and this risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. For example, it is believed that a significant amount of the processing power on the Ethereum Network is located in China. Because the Chinese government has subjected digital assets to heightened levels of scrutiny recently, reportedly forcing several digital asset exchanges to shut down, there is a risk that the Chinese government could also achieve control over a significant amount of the processing power on the Ethereum Network. If network participants, including the core developers and the administrators of mining pools, do not act to ensure greater decentralization of ETH mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Ethereum Network will increase, which may adversely affect the value of the Shares.

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

The Ethereum Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of ETH adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Ethereum Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of ETH running in parallel, yet lacking interchangeability. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach in which an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several Digital Asset Exchanges. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin SV networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a digital asset network that retained or attracted less mining power, thereby making digital assets that rely on proof-of-work more susceptible to attack.

A hard fork may adversely affect the price of ETH at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Ethereum Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. For example, on July 15, 2016, holders of ETH voted on-chain to reverse The DAO hack, effectively causing a hard fork. For the days following the vote, the price of Ethereum rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first ETC block was mined.

Lastly, in the second half of 2020, the Ethereum Network began the first of several stages of an upgrade called Ethereum 2.0. Ethereum 2.0. is a new iteration of Ethereum that would amend its consensus mechanism to include proof-of-stake and sharding. This upgrade may result in a fork of the Ethereum Network that may adversely affect the value of the Shares and the ability of the Trust to operate.

A future fork in the Ethereum Network could adversely affect the value of the Shares or the ability of the Trust to operate.

Shareholders may not receive the benefits of any forks or airdrops.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset.

Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, shareholders’ ability to realize a benefit, through their Shares in the Trust, from any such Incidental Rights or IR Virtual Currency. For instance, the Custodian may not agree to provide access to the IR Virtual Currency. In addition, the Sponsor may determine that there is no safe or practical way to custody the IR Virtual Currency, or that trying to do so may pose an unacceptable risk to the Trust’s holdings in ETH, or that the costs of taking possession and/or maintaining ownership of the IR Virtual Currency exceed the benefits of owning the IR Virtual Currency. Additionally, laws, regulation or other factors may prevent shareholders from benefitting from the Incidental Right or IR Virtual Currency even if there is a safe and practical way to custody and secure the IR Virtual Currency. For example, it may be illegal to sell or otherwise dispose of the Incidental Right or IR Virtual Currency, or there may not be a suitable market into which the Incidental Right or IR Virtual Currency can be sold (immediately after the fork or airdrop, or ever). The Sponsor may also determine, in consultation with its legal advisers, that the Incidental Right or IR Virtual Currency is, or is likely to be deemed, a security under federal or state securities laws. In such a case, the Sponsor would irrevocably abandon, as of any date on which the Trust creates Shares, such Incidental Right or IR Virtual Currency if holding it would have an adverse effect on the Trust and it would not be practicable to avoid such effect by disposing of the Incidental Right or IR Virtual Currency in a manner that would result in shareholders receiving more than insignificant value thereof. In making such a determination, the Sponsor expects to take into account a number of factors, including the various definitions of a “security” under the federal securities law and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws.

The Trust has informed the Custodian that it is irrevocably abandoning, as of any date on which the Trust creates Shares, any Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such date and with respect to which it has not taken any Affirmative Action at or prior to such date. In order to avert abandonment of an Incidental Right or IR Virtual Currency, the Trust will send a notice to the Custodian of its intention to retain such Incidental Right or IR Virtual Currency. The Sponsor intends to evaluate each future fork or airdrop on a case-by-case basis in consultation with the Trust’s legal advisers, tax consultants and Custodian. Any inability to recognize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. See “Item 1. Business—Incidental Rights and IR Virtual Currency.”

In the event of a hard fork of the Ethereum Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Ethereum Network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Ethereum Network, is generally accepted as the Ethereum Network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of ETH, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Ethereum Network. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with shareholders, security vendors and the Index Provider on what is generally accepted as

ETH and should therefore be considered “ETH” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

Any name change and any associated rebranding initiative by the core developers of Ethereum may not be favorably received by the digital asset community, which could negatively impact the value of Ethereum and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind Zen rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on Ethereum. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of Ethereum and the value of the Shares.

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

The value of the Shares relates directly to the value of the ETH held by the Trust and fluctuations in the price of ETH could adversely affect the value of the Shares. The market price of ETH may be highly volatile, and subject to a number of factors, including:

•
An increase in the global ETH supply;
•
Manipulative trading activity on Digital Asset Exchanges, which, in many cases, are largely unregulated;
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

Digital Asset Exchanges are relatively new and, in some cases, unregulated. Furthermore, while many prominent Digital Asset Exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many Digital Asset Exchanges do not provide this information. Digital Asset Exchanges do not appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Exchanges, including prominent exchanges that handle a significant volume of ETH trading.

Many Digital Asset Exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. As a result, trading activity on or reported by these Digital Asset Exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80-95% of Bitcoin trading volume on Digital Asset Exchanges was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports may indicate that the Digital Asset Exchange Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Exchange Market than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Exchange Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ETH and/or negatively affect the market perception of ETH.

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

The Index has a limited history and the Index Price is a composite reference rate calculated using volume-weighted trading price data from various Digital Asset Exchanges chosen by the Index Provider. The Digital Asset Exchanges chosen by the Index Provider have also changed over time. For example, on January 19, 2020, the Index Provider removed itBit and added LMAX Digital to the Index as part of its scheduled quarterly review. The Index Provider may remove or add Digital Asset Exchanges to the Index in the future at its discretion. For more information on the inclusion criteria for Digital Asset Exchanges in the Index, see “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price.”

Although the Index is designed to accurately capture the market price of ETH, third parties may be able to purchase and sell ETH on public or private markets not included among the constituent Digital Asset Exchanges of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of ETH on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2021, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Index and the Index Price was 0.30% (14.57% based on Old Index Price) and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Index and the Index Price was 0.26% (14.48% based on Old Index Price). During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Index and the Index Price was 0.001% (0.48% based on Old Index Price). All Digital Asset Exchanges that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of ETH, which could adversely affect the value of the Shares.

The Index Price used to calculate the value of the Trust’s ETH may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of ETH on public Digital Asset Exchanges has a very limited history, and during this history, ETH prices on the Digital Asset Markets more generally, and on Digital Asset Exchanges individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Exchanges, the Index Price, and the price of ETH generally, remains subject to volatility experienced by Digital Asset Exchanges, and such volatility could adversely affect the value of the Shares. For example, since the beginning of the Trust’s operations, the Index Price ranged from $82.41 to $4,776.32 ($84.31 to $4,790.65 based on Old Index Price), with the straight average being $932.92 ($929.14 based on Old Index Price) through December 31, 2021. In addition, in the twelve months from December 31, 2021, the Index Price ranged from $731.87 to $4,776.32 ($737.16 to $4,790.65 based on Old Index Price). The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group. The price of ETH more generally has experienced volatility similar to the Index Price during these periods. For additional information on movement of the Index Price and the price of ETH, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Digital Asset Holdings and ETH Prices.”

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

As of December 31, 2021, ETH was the second largest digital asset by market capitalization. As of December 31, 2021, there were over 16,000 alternative digital assets tracked by CoinMarketCap.com, having a total market capitalization of approximately

$2,066.4 billion (including the approximately $438 billion market cap of ETH), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contracts platforms rather than open platforms like the Ethereum Network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Solana, Avalanche, Terra or Cardano, could have a negative impact on the demand for, and price of, ETH and thereby adversely affect the value of the Shares.

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

Investors may invest in ETH through means other than the Shares, including through direct investments in ETH and other potential financial vehicles, possibly including securities backed by or linked to ETH and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in ETH directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of ETH are formed and represent a significant proportion of the demand for ETH, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding ETH, could negatively affect the Index Price, the Digital Asset Holdings, the value of the Shares, the NAV and the NAV per Share. Moreover, any reduced demand for Shares of the Trust may cause the Shares of the Trust to trade at a discount to the Digital Asset Holdings per Share.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act of 1940 (the “Investment Company Act”), generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. Furthermore, NYSE Arca previously withdrew the Sponsor’s application with the SEC to list an affiliate of the Trust, Grayscale Bitcoin Trust (BTC), on a national securities exchange. Requests to list the shares of other funds on national securities exchanges have also been submitted to the SEC. Although the SEC approved several futures-based Bitcoin ETFs in October 2021, it has not approved any requests to list the shares of digital asset funds like the Trust to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were recently denied by the SEC in 2021 and to date in 2022. The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. If exchange-listing requests are not approved by the SEC and further requests are ultimately denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Risk Factors Related to the Trust and the Shares

The Trust faces risks related to the COVID-19 outbreak, which could negatively impact the value of the Trust’s holdings and significantly disrupt its affairs.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as SARS-CoV-19 (“COVID-19”) was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. COVID-19 has had and will likely continue to have serious adverse effects on the economies and financial markets of many countries, resulting in an economic downturn that may adversely affect demand for digital assets generally and impact the value of, and demand for, the digital assets held by the Trust. Although the duration and magnitude of the impact of the COVID-19 outbreak or the occurrence of other epidemics or pandemics on the digital assets held by the Trust remains uncertain, the continued spread of COVID-19 and the imposition of related public health measures and travel and business restrictions have resulted in, and will continue to result in, increased volatility and uncertainty in economies and financial markets of many countries, which may include the Digital Asset Markets. For example, digital asset prices, including ETH, decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID-19 outbreak. Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of ETH and the value of the Shares.

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

Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the Digital Asset Holdings per Share.

Shares purchased in the private placement are subject to a holding period under Rule 144. Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months. In addition, the Trust does not currently operate an ongoing redemption program and may halt creations from time to time. As a result, the Trust cannot rely on arbitrage opportunities resulting from differences between the value of the Shares and the price of ETH to keep the value of the Shares closely linked to the Index Price. As a result, the value of the Shares of the Trust may not approximate the value of the Trust’s Digital Asset Holdings per Share or meet the Trust’s investment objective, and may trade at a substantial premium over, or substantial discount to, the value of the Trust’s Digital Asset Holdings per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the Digital Asset Holdings per Share due to these factors, among others, and has historically traded at a substantial premium over, or a substantial discount to, the Digital Asset Holdings per Share.

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

Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s Digital Asset Holdings per Share.

Historically, the Shares have traded at a substantial premium over the Digital Asset Holdings per Share. More recently, the Shares have traded at a substantial discount to the Digital Asset Holdings per Share. If the Shares trade at a premium, investors who purchase Shares on OTCQX will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on OTCQX at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on OTCQX. The premium or discount at which the Shares have traded has fluctuated over time. From June 20, 2019 to December 31, 2021, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 956% (949% based on Old Index Price) and the average premium was 191% (187% based on Old Index Price). Moreover, the closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 210 days (198 days based on Old Index Price). From June 20, 2019 to December 31, 2021, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust's Digital Asset Holdings per share was 16% (15% based on Old Index Price) and the average discount was 6% (6% based on Old Index Price).As of December 31, 2021, the Trust’s Shares were quoted on OTCQX at a discount of 12% (14% based on Old Index Price) to the Trust’s Digital Asset Holdings per Share. As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the Digital Asset Holdings per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on OTCQX. Furthermore, shareholders may suffer a loss on their investment even if the Digital Asset Holdings per Share increases because the decrease in any premium or increase in any discount may offset any increase in the Digital Asset Holdings per Share.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.

The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Trust, and is paid to the Sponsor in ETH. See “Item 1. Business—Activities of the Trust—Disposition of ETH, Incidental Rights and/or IR Virtual Currency” and “Item 1. Business—Activities of the Trust—Hypothetical Expense Example.” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells ETH in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

The value of the Shares may be influenced by a variety of factors unrelated to the value of ETH.

The value of the Shares may be influenced by a variety of factors unrelated to the price of ETH and the Digital Asset Exchanges included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

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

The Trust is not a registered investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust. Consequently, shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

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

We also intend to seek to list the Shares on NYSE Arca sometime in the future. NYSE Arca must receive approval from the SEC in order to list the Shares. During 2016 and 2017, NYSE Arca and other exchanges filed several requests with the SEC to list the shares of digital asset funds, including the shares of Grayscale Bitcoin Trust (BTC). After the SEC issued disapprovals for a number of these requests, NYSE Arca withdrew its request relating to the shares of Grayscale Bitcoin Trust (BTC). Although the SEC approved several futures-based Bitcoin ETFs in October 2021, it has not approved any requests to list the shares of digital asset funds like the Trust to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were recently denied by the SEC in 2021 and to date in 2022. As such, there is no guarantee that we will be successful in listing the Shares on NYSE Arca even once we decide to do so.

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

Security threats to the Digital Asset Account could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.

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

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to a Digital Asset Account, the relevant private keys (and therefore ETH) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or the Custodian to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of a Digital Asset Account could harm the Trust’s operations, result in loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the value of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

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

The Sponsor may need to find and appoint a replacement custodian, which could pose a challenge to the safekeeping of the Trust’s ETH.

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

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s ETH. While the Custodian has advised the Sponsor that it has insurance coverage of up to $320 million that covers losses of the digital assets it custodies on behalf of its clients, including the Trust’s ETH, resulting from theft, shareholders cannot be assured that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s ETH. While the Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets.

Furthermore, under the Custodian Agreement, the Custodian’s liability with respect to the Trust will never exceed the value of the ETH on deposit in the Digital Asset Account at the time of, and directly relating to, the events giving rise to the liability occurred, as determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds ETH with a value in excess of $100 million (the “Cold Storage Threshold”) for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of ETH deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of ETH deposited in each cold storage address on business days. The Custodian is not liable for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages. Notwithstanding the foregoing, the Custodian is liable to the Sponsor and the Trust for the loss of any ETH to the extent that the Custodian directly caused such loss (including if the Trust or the Sponsor is not able to timely withdraw ETH from the Digital Asset Account according to the Custodian Agreement), even if the Custodian meets its duty of exercising best efforts, and the Custodian is required to return to the Trust a quantity equal to the quantity of any such lost ETH. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met and not reduced within five business days, the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

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

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to shareholders, such as when the Actual Exchange Rate of ETH is lower than the Index Price was at the time when shareholders purchased their Shares. In such a case, when the Trust’s ETH is sold as part of its liquidation, the resulting proceeds distributed to shareholders will be less than if the Actual Exchange Rate were higher at the time of sale. See “Item 1. Business—Description of the Trust Agreement—The Trustee—Termination of the Trust” for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the shareholders.

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

The Sponsor is solely responsible for determining the value of the Digital Asset Holdings and Digital Asset Holdings per Share and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor will determine the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Index Price, calculated at 4:00 p.m., New York time, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate ETH price, then the Sponsor will employ an alternative method to determine the Index Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price— Determination of the Index Price When Index Price is Unavailable.” There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. The Sponsor may calculate the Index Price in a manner that ultimately inaccurately reflects the price of ETH. To the extent that the Digital Asset Holdings, Digital Asset Holdings per Share or the Index Price are incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index Price used to calculate the Digital Asset Holdings and Digital Asset Holdings per Share of the Trust. Any such change in the Index Price could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

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

Risk Factors Related to the Regulation of the Trust and the Shares

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ETH, mining activity or the operation of the Ethereum Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, The Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges and other service providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ETH in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. It is not possible to predict whether Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of Digital Asset Markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and ETH held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

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

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC indicate that the SEC does not consider Bitcoin or ETH to be securities, at least currently, and the SEC staff has provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the promoters of several other digital assets on the basis that the digital assets in question are securities.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

As part of determining whether ETH is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of ETH with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in determining that ETH is not a security in light of the uncertainties inherent in the Howey and Reves tests. However, because of these uncertainties, the Sponsor acknowledges that ETH may in the future be found by the SEC or a federal court to be a security notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

As is the case with ETH, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage, distribution and secondary-market trading characteristics as well as contributions of the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the Internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset in question is or is not a security for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question is a security, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors.

This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is scant, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset is or is not a security for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities-law status of ETH or any other particular digital asset.

The Sponsor does not intend to permit the Trust to continue holding ETH (and therefore would dissolve the Trust) if the Sponsor determines it is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s ETH is not a security, the Sponsor does not intend to dissolve the Trust on the basis that ETH could at some future point be determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that ETH is a security, or a court decision, to that effect would be expected to have an immediate material adverse impact on the trading value of ETH, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars.

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

Changes in SEC policy could adversely impact the value of the Shares.

The effect of any future regulatory change on the Trust or the digital assets held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. In particular, the SEC has not yet approved the listing on a national securities exchange of any non-futures based digital-asset focused exchange- traded fund (“ETF”). If the SEC were to approve any such ETF in the future, such an ETF may be perceived to be a superior investment product offering exposure to digital assets compared to the Trust because the value of the shares issued by such an ETF would be expected to more closely track the ETF’s net asset value than do Shares of the Trust, and investors may therefore favor investments in such ETFs over investments in the Trust. Any weakening in demand for the Shares compared to digital asset ETF shares could cause the value of the Shares to decline.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new and does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or crypto asset platforms, which could adversely impact the value of ETH and therefore the value of the Shares.

Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect the digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict mining activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with mining, it would have a material adverse effect on digital asset networks (including the Ethereum Network), the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities, citing concerns about high energy consumption and its desire to promote financial stability. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. See “Item 1. Business—Overview of the ETH Industry and Market—Government Oversight.”

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of ETH. The effect of any future regulatory change on the Trust or ETH is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

If regulators or public utilities take actions that restrict or otherwise impact mining activities, there may be a significant decline in such activities, which could adversely affect the Ethereum Network and the value of the Shares.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of December 31, 2021, over 926 million tera hashes are performed every second in connection with mining on the Ethereum Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Ethereum Network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of an Ethereum Network by making it easier for a malicious actor or botnet to manipulate the relevant blockchain. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Ethereum Network, or otherwise obtains control over the Ethereum Network through its influence over core developers or otherwise, such actor or botnet could manipulate the relevant blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.” If regulators or public utilities take action that restricts or otherwise impacts mining activities, such actions could result in decreased security of a digital asset network, including the Ethereum Network, and consequently adversely impact the value of the Shares.

If regulators subject an Authorized Participant, the Trust or the Sponsor to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the New York State Department of Financial Services’ BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant, the Trust or the Sponsor decided to seek the required licenses, there is no guarantee that they will timely receive them. An Authorized Participant may instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to discontinue and wind up the Trust. An Authorized Participant’s decision to cease acting as such may decrease the liquidity of the Shares, which could adversely affect the value of the Shares, and termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the shareholders.

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

Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which ETH is treated. In particular, ETH may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of ETH under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to shareholders.

To the extent that ETH is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ETH at a time that is disadvantageous to shareholders.

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

If the IRS were to disagree with, and successfully challenge certain positions the Trust may take with respect to Incidental Rights and IR Virtual Currency, the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Pre-Creation Abandonment Notice to the Custodian stating that the Trust is irrevocably abandoning, effective immediately prior to each Creation Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than ETH as of any date on which it creates Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

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

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares.

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Certain U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders” below) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency.

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
•
Affiliates of the Sponsor have substantial direct investments in ETH that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its shareholders, and any increases, decreases or other changes in such investments could affect the Index Price and, in turn, the value of the Shares;
•
There is an absence of arm’s-length negotiation with respect to certain terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust;
•
Several employees of the Sponsor and the Sponsor’s parent company, Digital Currency Group, Inc. (“DCG”), are FINRA-registered representatives who maintain their licenses through Genesis;
•
DCG is (i) the sole member and parent company of the Sponsor and Genesis, the only acting Authorized Participant as of the date of this Annual Report, (ii) the indirect parent company of the Index Provider, (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, one of the Digital Asset Exchanges included in the Index, and which is also the parent company of the Custodian, representing less than 1.0% of its equity and (iv) a minority interest holder in Kraken, one of the Digital Asset Exchanges included in the Index, representing less than 1.0% of its equity;
•
DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including exchanges and custodians. DCG’s positions on changes that should be adopted in the Ethereum Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork on the Ethereum Network, DCG’s position regarding which fork among a group of incompatible forks of the Ethereum Network should be considered the “true” Ethereum Network could be adverse to positions that would most benefit the Trust;
•
DCG has been vocal in the past about its support for digital assets other than ETH. Any investments in, or public positions taken on, digital assets other than ETH by DCG could have an adverse impact on the price of ETH.
•
The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;
•
The Sponsor and Genesis, which acts as Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common parent company, DCG;
•
While the Index Provider does not currently utilize data from over-the-counter markets or derivatives platforms, it may decide to include pricing from such markets or platforms in the future, which could include Genesis; and
•
The Sponsor may appoint an agent to act on behalf of the shareholders, including in connection with the distribution of any Incidental Rights and/or IR Virtual Currency, which agent may be the Sponsor or an affiliate of the Sponsor.

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

Because the Sponsor and the Trust’s sole Authorized Participant are affiliated with each other, the Trust’s Baskets will not be exchanged for Ethereum in arm’s-length transactions.

The Sponsor’s parent company, DCG, is also the parent company of Genesis Global Trading, Inc., a registered broker dealer currently acting as the sole Authorized Participant, distributor and marketer for the Shares. The Trust issues Creation Baskets in exchange for deposits of ETH. See “Item 1. Business—Description of Creation of Shares.” As the sole Authorized Participant, Genesis is currently the only entity that may place orders to create Creation Baskets. As a result, the issuance of Creation Baskets does not occur on an arm’s-length basis.

While additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor, the Sponsor may be disincentivized from replacing affiliated service providers due to its affiliated status. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Trust. Clients of the affiliated service providers may pay commissions at negotiated rates that are greater or less than the rate paid by the Trust. The Sponsor may have an incentive to resolve questions between Genesis, on the one hand, and the Trust and shareholders, on the other hand, in favor of Genesis (including, but not limited to, questions as to the calculation of the Basket Amount).

The Index Provider is an affiliate of the Sponsor and the Trust.

On December 31, 2020, CoinDesk, Inc., an affiliate of the Sponsor and a wholly owned subsidiary of DCG, acquired CoinDesk Indices, Inc., formerly known as TradeBlock, Inc., the Index Provider. As a result of this acquisition, the Index Provider is a wholly owned subsidiary of CoinDesk, Inc., which is a wholly owned subsidiary of DCG. The Index Provider publishes the Index and the Index Price, which are used by the Sponsor to calculate the Digital Asset Holdings of the Trust. The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Trust, and is paid in ETH. The number of ETH that accrues each day as the Sponsor’s Fee is determined by reference to the Index Price published by the Index Provider.

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

If the Sponsor determines in good faith that the Index does not reflect an accurate ETH price, then the Sponsor will employ an alternative method to determine the Index Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable.” There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. Because such a determination could reflect negatively upon the Index Provider, lead to a decrease in the Index Provider’s revenue or otherwise adversely affect the Index Provider, and because of their affiliation, the Index Provider may be incentivized to resolve any questions regarding, or changes to, the manner in which the Index is constructed and in which the Index Price is calculated in a way that favors the Sponsor.

In addition, although the Index does not currently include data from over-the-counter markets or derivatives platforms, the Index Provider may decide to include pricing from such markets or platforms in the future, which could include data from Genesis. Any impact on the accuracy or perceived accuracy of the Index Price could have a negative impact on the value of the Shares.

DCG is a minority interest holder in both Coinbase, Inc. and Kraken, which operate two of the Digital Asset Exchanges included in the Index Price.

DCG, the sole member and parent company of the Sponsor, holds minority interests of less than 1.0% in each of Coinbase, Inc., which operates Coinbase Pro, and Kraken. The Sponsor values its digital assets by reference to the Index Price. The Index Price is the price in U.S. dollars of an ETH derived from the Digital Asset Exchanges that are reflected in the Index developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time on each business day. Coinbase Pro and Kraken are two of such Digital Asset Exchanges included in the Index.

Although DCG does not exercise control over Coinbase Pro or Kraken, it is possible that investors could have concerns that DCG could influence market data provided by these Digital Asset Exchanges in a way that benefits DCG, for example by artificially inflating the values of ETH in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

DCG holds a minority interest in the parent company of the Custodian, which could lead DCG to cause the Sponsor to take actions that favor the Custodian’s interests over the Trust’s interests.

Coinbase, Inc. is also the parent company of the Custodian, Coinbase Custody Trust Company, LLC. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and is responsible for safeguarding the ETH and Incidental Rights and/or IR Virtual Currency held by the Trust, and holding the private keys that provide access to the Trust’s digital wallets and vaults. DCG’s minority interest of less than 1.0% in the parent company of the Custodian may present risks to shareholders to the extent DCG causes the Sponsor to favor the Custodian’s interests over the interests of the Trust or its shareholders with respect to, for example, fees charged and the quality of service provided by the Custodian. Similarly, it is possible that investors could have concerns that DCG’s interest in Coinbase, Inc. could cause it to refrain from taking actions that are in the best interests of the Trust but that could harm the Custodian. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

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

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Trust. No counsel was appointed to represent investors in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

An affiliate of the Sponsor is a leading online news publication and data provider in the digital asset industry whose publications could influence trading prices and demand for ETH.

Both the Sponsor and CoinDesk are subsidiaries of DCG. CoinDesk is a leading news publication and data provider, which plays a large role in aggregating, creating and disseminating news and other editorial content across the global digital asset industry. Although CoinDesk’s policy is to shield its editorial operations from DCG’s control, it is possible that CoinDesk’s news coverage could influence trading prices and demand for digital assets, including ETH, and it is also possible that consumers of CoinDesk content may not appreciate that CoinDesk’s owner has substantial financial interests in digital assets, despite information to that effect on CoinDesk’s website. As a result, some consumers of CoinDesk’s content may place greater weight on such content than they would if they were aware of DCG’s ownership stake, and this could cause the trading prices of digital assets, including ETH, to be higher than they would be otherwise.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

None.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares are distributed by Genesis, acting as the sole Authorized Participant, through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. The Shares are quoted on OTCQX under the ticker symbol “ETHE.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of December 31, 2021, there were approximately 42 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of December 31, 2021, the Registrant has distributed 310,158,500 Shares at varying prices determined by reference to the Digital Asset Holdings per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 3,240,485.90155110 ETH. During the year ended December 31, 2021, the Registrant has distributed 24,889,100 Shares; in exchange for these sales, the Trust received an aggregate of 255,555.46585612 ETH. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, Genesis, as Authorized Participant facilitating the creation of Shares and as distributor and marketer, may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to Genesis with respect to such sales.

Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

	As of December 31,
	2021	2020	2019 [3]
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	310,158,500	285,269,400	47,071,800
Number of Shares freely tradable (1)	304,018,381	46,430,579	4,098,915
Number of beneficial holders owning at least 100 Shares (2)	42	453	95
Number of holders of record (2)	42	453	95

(1)
Includes the total number of Shares that are not restricted securities as such term is defined under Rule 144.
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

Review of Financial Results

Financial Highlights for the Years ended December 31, 2021, 2020 and 2019

(All amounts in the following table and the subsequent paragraphs, except Share and per Share, ETH and price of ETH amounts, are in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net realized and unrealized gain (loss) on investment	$8,946,394	$1,353,262	$(39,411)
Net increase (decrease) in net assets resulting from operations	$8,728,949	$1,338,132	$(40,329)
Net assets	$11,351,691	$2,188,127	$63,540

Net realized and unrealized gain on investment in ETH for the year ended December 31, 2021 was $8,946,394 which includes a realized gain of $185,516 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETH of $8,760,878. Net realized and unrealized gain on investment in ETH for the year was driven by ETH price appreciation from $744.99 per ETH as of December 31, 2020 to $3,644.75 per ETH as of December 31, 2021. Net increase in net assets resulting from operations was $8,728,949 for the year ended December 31, 2021, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $217,445. Net assets increased to $11,351,691 at December 31, 2021, a 419% increase for the year. The increase in net assets resulted from the aforementioned ETH price appreciation and the contribution of approximately 255,556 ETH with a value of $434,615 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 78,146 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETH for the year ended December 31, 2020 was $1,353,262, which includes a realized gain of $4,739 on the transfer of ETH to pay the Sponsor’s Fee and $1,348,523 net change in unrealized appreciation on investment in ETH. Net realized and unrealized gain on investment in ETH for the year was driven by ETH price appreciation from $127.86 per ETH as of December 31, 2019 to $744.99 per ETH as of December 31, 2020. Net increase in net assets resulting from operations was $1,338,132 for the year ended December 31, 2020, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $15,130. Net assets increased to $2,188,127 at December 31, 2020, a 3,344% increase for the year. The increase in net assets resulted from the aforementioned ETH price appreciation and the contribution of approximately 2,481,763 ETH with a value of $786,455 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of 41,594 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ETH for the year ended December 31, 2019 was ($39,411), which includes a realized loss of ($1,011) on the transfer of ETH to pay the Sponsor’s Fee, ($9) net change in unrealized appreciation on the Sponsor’s Fee payable, and ($38,391) net change in unrealized depreciation on investment in ETH. Net realized and unrealized loss on investment in ETH was driven by ETH price depreciation from $130.90 per ETH as of December 31, 2018 to $127.86 per ETH as of December 31, 2019. Net decrease in net assets resulting from operations was ($40,329) for the year ended December 31, 2019, which consisted of the net realized and unrealized loss on investment in ETH, plus the Sponsor’s Fee of $918. Net assets increased to $63,540 at December 31, 2019, a 925% increase for the year. The increase in net assets was due to the contribution of approximately 454,791 ETH with a value of $97,669 to the Trust in connection with Share creations, partially offset by the aforementioned ETH price depreciation and the withdrawal of 5,491 ETH to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling ETH, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses, the Sponsor endeavors to sell the exact number of ETH, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than ETH. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Annual Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	For the Year Ended December 31,
	2021	2020	2019 (1)
	(All ETH balances are rounded to the nearest whole ETH)
Ethereum:
Opening Balance	2,937,122	496,953	47,653
Creations	255,556	2,481,763	454,791
Sponsor's Fee, related party	(78,146)	(41,594)	(5,491)
Closing balance	3,114,532	2,937,122	496,953
Accrued but unpaid Sponsor's Fee, related party	-	-	-
Net closing balance	3,114,532	2,937,122	496,953
Number of Shares:
Opening balance	285,269,400	47,071,800	4,375,800
Creations	24,889,100	238,197,600	42,696,000
Closing balance	310,158,500	285,269,400	47,071,800

	December 31,
	2021	2020	2019 (1)
Price of ETH on principal market (2)	$3,644.75	$744.99	$127.86
NAV per Share (3)	$36.60	$7.67	$1.35
Old Index Price (4)	$3,730.30	$740.77	$130.35
Digital Asset Holdings per Share using Old Index Price (4)	$37.46	$7.63	$1.38

(1)
Share and per Share amounts for periods presented prior to the Share Split have been retroactively adjusted for the 9-for-1 Share Split of the Trust’s issued and outstanding Shares completed on December 17, 2020.
(2)
The Trust performed an assessment of the principal market at December 31, 2021, 2020 and 2019, respectively, and identified the principal market as Coinbase Pro.
(3)
As of December 31, 2021, 2020 and 2019, respectively, the NAV per Share was calculated using the fair value of ETH based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.
(4)
Prior to February 1, 2022, the Trust calculated its Digital Asset Holdings and Digital Asset Holdings per Share by reference to the Old Index Price as of 4:00 p.m., New York time, on the valuation date. The Old Index Price was calculated using non-GAAP methodology and is not used in the Trust’s financial statements. Effective February 1, 2022, the Trust began using the Index Price to calculate its Digital Asset Holdings and Digital Asset Holdings per Share as of 4:00 p.m., New York time, on the valuation date. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Digital Asset Holdings and ETH Prices” for further information on the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share calculated using the Index Price. The Digital Asset Exchanges included in the Index as of December 31, 2021 and 2020 were Coinbase Pro, Kraken, LMAX Digital and Bitstamp. As of December 31, 2019, the Digital Asset Exchanges included in the Index consisted of Coinbase Pro, Bitstamp, itBit and Kraken.

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

As of December 31, 2021, the Trust had a net closing balance with a value of $11,618,139,083, based on the Old Index Price (non-GAAP methodology). As of December 31, 2021, the Trust had a total market value of $11,351,690,863, based on the principal market (Coinbase Pro).

As of December 31, 2020, the Trust had a net closing balance with a value of $2,175,732,163, based on the Old Index Price (non-GAAP methodology). As of December 31, 2020, the Trust had a total market value of $2,188,126,819, based on the principal market (Coinbase Pro).

As of December 31, 2019, the Trust had a net closing balance with a value of $64,777,798, based on the Old Index Price (non-GAAP methodology). As of December 31, 2019, the Trust had a total market value of $63,540,386, based on the principal market (Coinbase Pro).

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

For the period from January 1, 2019 to December 31, 2021, the average difference in price between the Old Index Price and the Index Price and the average difference in Digital Asset Holdings of the Trust as calculated using the Old Index Price and the Index Price was 0.40%.

The following chart illustrates the movement in the Index Price, the Old Index Price, the Trust's Digital Asset Holdings per Share based on the Old Index Price and the Index Price and the Trust’s net asset value per share as calculated in accordance with GAAP (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 to December 31, 2021. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price.”

Movement in the Index Price (Non-GAAP), the Old Index Price (Non-GAAP), Digital Asset Holdings per Share (Non-GAAP), Digital Asset Holdings per Share using Old Index Price (Non-GAAP) and GAAP NAV per Share (unaudited)

$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Dec-17
Jan-18
Feb-18
Mar-18
Apr-18
May-18
Jun-18
Jul-18
Aug-18
Sep-18
Oct-18
Nov-18
Dec-18
Jan-19
Feb-19
Mar-19
Apr-19
May-19
Jun-19
Jul-19
Aug-19
Sep-19
Oct-19
Nov-19
Dec-19
Jan-20
Feb-20
Mar-20
Apr-20
May-20
Jun-20
Jul-20
Aug-20
Sep-20
Oct-20
Nov-20
Dec-20
Jan-21
Feb-21
Mar-21
Apr-21
May-21
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
1/100 Index Price (Non-GAAP)
1/100 Old Index Price (Non-GAAP)
Digital Asset Holdings per Share using Index Price (Non-GAAP)
Digital Asset Holdings per Share using Old Index Price (Non-GAAP)
GAAP NAV per Share

The following table illustrates the movements in the Old Index Price from the beginning of the Trust’s operations on December 14, 2017 to December 31, 2021. Since the beginning of the Trust’s operations, the Old Index Price has ranged from $84.31 to $4,790.65, with the straight average being $929.14. The Sponsor has not observed a material difference between the Old Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Old Index Price	Date	Old Index Price	Date	End of period	Last business day
December 14, 2017 (the inception of the Trust's operations) to December 31, 2017	$715.00	$818.87	12/19/2017	$660.31	12/22/2017	$719.60	$734.25
Twelve months ended December 31, 2018	$478.06	$1,314.70	1/10/2018	$84.31	12/14/2018	$135.07	$135.07
Twelve months ended December 31, 2019	$179.93	$337.35	6/26/2019	$102.74	2/6/2019	$130.35	$130.35
Twelve months ended December 31, 2020	$305.79	$740.77	12/31/2020	$114.54	3/16/2020	$740.77	$740.77
Twelve months ended December 31, 2021	$2,765.04	$4,790.65	11/9/2021	$737.16	1/1/2021	$3,730.30	$3,730.30
December 14, 2017 (the inception of the Trust's operations) to December 31, 2021	$929.14	$4,790.65	11/9/2021	$84.31	12/14/2018	$3,730.30	$3,730.30

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on December 14, 2017 to December 31, 2021. Since the beginning of the Trust’s operations, the Index Price has ranged from $82.41 to $4,776.32, with the straight average being $932.92. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
December 14, 2017 (the inception of the Trust's operations) to December 31, 2017	$728.69	$825.45	12/19/2017	$654.51	12/24/2017	$745.45	$734.44
Twelve months ended December 31, 2018	$480.09	$1,417.83	1/13/2018	$82.41	12/14/2018	$130.84	$130.84
Twelve months ended December 31, 2019	$180.52	$350.60	6/26/2019	$102.84	2/6/2019	$127.84	$127.84
Twelve months ended December 31, 2020	$307.03	$752.13	12/30/2020	$109.83	3/16/2020	$745.01	$745.01
Twelve months ended December 31, 2021	$2,775.83	$4,776.32	11/9/2021	$731.87	1/1/2021	$3,644.98	$3,644.98
December 14, 2017 (the inception of the Trust's operations) to December 31, 2021	$932.92	$4,776.32	11/9/2021	$82.41	12/14/2018	$3,644.98	$3,644.98

The following table illustrates the movements in the Digital Asset Market price of ETH, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on December 14, 2017 to December 31, 2021. Since the beginning of the Trust’s operations, the price of ETH has ranged from $82.34 to $4,776.95, with the straight average being $933.00:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
December 14, 2017 (the inception of the Trust's operations) to December 31, 2017	$736.08	$829.91	12/19/2017	$677.76	12/24/2017	$750.11	$733.50
Twelve months ended December 31, 2018	$479.95	$1,418.61	1/13/2018	$82.34	12/14/2018	$130.90	$130.90
Twelve months ended December 31, 2019	$180.54	$350.76	6/26/2019	$102.88	2/6/2019	$127.86	$127.86
Twelve months ended December 31, 2020	$307.02	$751.88	12/30/2020	$110.29	3/16/2020	$744.99	$744.99
Twelve months ended December 31, 2021	$2,775.91	$4,776.95	11/9/2021	$731.87	1/1/2021	$3,644.75	$3,644.75
December 14, 2017 (the inception of the Trust's operations) to December 31, 2021	$933.00	$4,776.95	11/9/2021	$82.34	12/14/2018	$3,644.75	$3,644.75

Secondary Market Trading

The Trust’s Shares have been quoted on OTCQX under the symbol ETHE since June 20, 2019. The price of the Shares as quoted on OTCQX has varied significantly from the Digital Asset Holdings per Share. From June 20, 2019 to December 31, 2021, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 956% (949% based on Old Index Price) and the average premium was 191% (187% based on Old Index Price), and the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust's Digital Asset Holdings per share was 16% (15% based on Old Index Price) and the average discount was 6% (6% based on Old Index Price). As of December 31, 2021, the Trust’s Shares were quoted on OTCQX at a discount of 12% (14% based on Old Index Price) to the Trust’s Digital Asset Holdings per Share. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 210 days (198 days based on Old Index Price).

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s net asset value per Share calculated in accordance with GAAP and the Trust’s Digital Asset Holdings per Share using both the Old Index Price and the Index Price for each of the quarters since June 20, 2019.

	High				Low
	OTCQX	NAV per Share (2)	Digital Asset Holdings per Share(3)	Digital Asset Holdings per Share using Old Index Price(3)	OTCQX	NAV per Share(2)	Digital Asset Holdings per Share(3)	Digital Asset Holdings per Share using Old Index Price(3)
2019
Second quarter (1)	$24.67	$3.75	$3.75	$3.61	$13.33	$1.51	$1.51	$1.52
Third quarter (1)	$12.00	$3.32	$3.32	$3.34	$2.41	$1.75	$1.75	$1.74
Fourth quarter (1)	$4.54	$2.04	$2.04	$2.04	$2.53	$1.28	$1.28	$1.31
2020
First quarter (1)	$15.97	$2.99	$3.00	$2.95	$2.78	$1.16	$1.15	$1.20
Second quarter (1)	$26.61	$2.58	$2.58	$2.56	$7.83	$1.37	$1.37	$1.39
Third quarter (1)	$15.89	$4.94	$4.94	$4.79	$4.26	$2.35	$2.35	$2.36
Fourth quarter	$23.40	$7.74	$7.74	$7.63	$4.33	$3.52	$3.53	$3.51
2021
First quarter	$22.09	$20.39	$20.39	$20.44	$12.00	$7.53	$7.53	$7.59
Second quarter	$40.00	$41.73	$41.74	$42.76	$18.17	$18.16	$18.15	$18.22
Third quarter	$38.50	$39.94	$39.94	$39.80	$16.49	$18.17	$18.18	$17.93
Fourth quarter	$46.50	$48.14	$48.13	$48.28	$31.53	$33.33	$33.31	$31.86

(1)
Per Share amounts have been retroactively adjusted for the 9-for-1 Share Split of the Trust’s issued and outstanding Shares completed on December 17, 2020.
(2)
The NAV is calculated using the fair value of ETH based on the price provided by the Digital Asset Market that the Trust considers its principal market, which is Coinbase Pro.
(3)
The Trust calculated its Digital Asset Holdings and Digital Asset Holdings per Share by reference to the Old Index Price as of 4:00 p.m., New York time, on the valuation date. Effective February 1, 2022, the Trust began using the Index Price to calculate its Digital Asset Holdings and Digital Asset Holdings per Share as of 4:00 p.m., New York time, on the valuation date. See “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price—Determination of the Index Price.” The Trust's Digital Asset Holdings are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. Prior to February 1, 2022, the Trust's Digital Asset Holdings per Share was derived from the Old Index Price. The Index Price is calculated using a non-GAAP methodology and is not used in the Trust's financial statements. On January 19, 2020, the Index Provider removed itBit and added LMAX Digital to the Index as part of its scheduled quarterly review. See “Item 1. Business—Trust Objective and Key Operating Metrics.”

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share based on the Index Price and the Old Index Price.

ETHE Premium/(Discount): ETHE Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share based on the Index Price and the Old Index Price.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2021.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2021, the Trust’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2021.

Friedman LLP, the independent registered public accounting firm that audited the financial statements as of and for the year ended December 31, 2021 included in this Annual Report on Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021 on page F-2.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

The Sponsor has a board of directors (the “Board”) that is responsible for managing and directing the affairs of the Sponsor. The Board consists of Barry E. Silbert, Mark Murphy and Mr. Sonnenshein, who also retain the authority granted to them as officers under the limited liability company agreement of the Sponsor.

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

Barry E. Silbert, Chairman of the Board

Barry E. Silbert, 45, is the founder the Sponsor and was Chief Executive Officer of the Sponsor until January 2021. Mr. Silbert is also the founder and Chief Executive Officer of Digital Currency Group, Inc. (“DCG”), a global enterprise that builds, buys, and invests in blockchain companies all over the world. DCG is the parent company of the Sponsor, the Authorized Participant, as well as CoinDesk.

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

Mark Murphy, Board Member

Mark Murphy, 46, is the Chief Operating Officer of DCG. In that role, he works closely with DCG’s subsidiaries on strategy, execution, marketing, and all management matters. Mr. Murphy leads DCG’s legal, communications, marketing, brand, and public policy efforts, and supports Mr. Silbert on day-to-day management of DCG. He also advises DCG portfolio companies on public relations, brand, and marketing efforts. Prior to serving as COO of DCG, Mr. Murphy served as Head of Public Affairs. Mr. Murphy is also President of the Board of Directors of Blockchain Association, the industry’s leading trade association.

Prior to joining DCG, Mr. Murphy led communications teams at Bloomberg, First Data, and SecondMarket. Mr. Murphy worked as a commercial litigation attorney earlier in his career. He is a graduate of Miami University (B.A.) and St. John’s University School of Law (J.D.).

Michael Sonnenshein, Board Member and Chief Executive Officer

Michael Sonnenshein, 35, is CEO of the Sponsor, having served as Managing Director of the Sponsor since 2018. In this role, Mr. Sonnenshein oversees the strategic direction and growth of the business and its $20.2 billion in assets under management. Mr. Sonnenshein is also responsible for maintaining many of the firm’s key relationships with clients, industry stakeholders, and regulators as well as managing the development of the Sponsor’s single-asset and diversified digital currency products. From 2015 to 2017, Mr. Sonnenshein was Director of Sales & Business Development for the Sponsor, and prior to that served as an Account Executive from 2014 to 2015. Prior to joining the Sponsor, Mr. Sonnenshein was a financial adviser at JP Morgan Securities, covering HNW individuals and institutions, and an analyst at Barclays Wealth, providing coverage to middle-market hedge funds and institutions. Mr. Sonnenshein earned his Bachelor of Business Administration from the Goizueta Business School at Emory University and his Master of Business Administration from the Leonard N. Stern School of Business at New York University. Mr. Sonnenshein was honored in 2018 as one of Business Insider’s Rising Stars of Wall Street and serves as a member of the CME Group Bitcoin Futures Council and NYU Blockchain Association.

Edward McGee, Chief Financial Officer

Edward McGee, 38, is the Chief Financial Officer of the Sponsor, having served as Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of February 22, 2022 and do not take into account ownership of the Shares held through Cede & Co., a nominee of DTC, for which there is no publicly available information.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc. (1)(2)	11,800,520	3.80%
Directors & Officers of the Sponsor: (3)
Barry E. Silbert (4)	*	* %
Mark Murphy	*	* %
Michael Sonnenshein	*	* %
Edward McGee	*	* %
Directors & officers of the Sponsor as a group	*	* %

(1)
Includes 7,913,343 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc.; 37,917 Shares held by Genesis Global Trading Inc., the Authorized Participant and a wholly owned subsidiary of Digital Currency Group, Inc.; 3,849,260 Shares held by Genesis Global Capital, LLC, an affiliate of Genesis Global Trading, Inc. and a wholly owned subsidiary of Digital Currency Group, Inc.
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

Item 14. Principal Accountant Fees and Services

Fees for services performed by Friedman LLP for the years ended December 31, 2021 and 2020 were:

	Years Ended December 31,
	2021	2020
Audit fees	$143,000	$140,809
Total	$143,000	$140,809

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2021, are made by the Sponsor’s Board of Directors and Audit Committee.

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

4.5	Form of Participant Agreement (incorporated by reference to Exhibit 4.5 of the Registration Statement on Form 10 filed by the Registrant on August 6, 2020).

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed by the Registrant on March 5, 2021).

10.1†	Custodian Agreement (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form 10 filed by the Registrant on August 6, 2020).

10.2	Distribution and Marketing Agreement (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form 10 filed by the Registrant on August 6, 2020).

10.3†	Index License Agreement (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed by the Registrant on February 4, 2022).

10.4	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on August 6, 2020).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

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

“Basket”—A block of 100 Shares.

“Basket Amount”—On any trade date, the number of ETH required as of such trade date for each Creation Basket, as determined by dividing (x) the number of ETH owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of ETH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted prior to February 1, 2022 using the Old Index Price and as of February 1, 2022 using the Index Price at such time, in each case carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ETH (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

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

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market,” as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

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

“ETC” or “Ethereum Classic”—Ether Classic tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Ethereum Classic network.

“ETH” or “Ethereum”—Ethereum tokens, which are a type of digital asset based on an open source cryptographic protocol existing on the Ethereum Network, comprising units that constitute the assets underlying the Trust’s Shares.

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

“ERISA”—The Employee Retirement Income Security Act of 1974, as amended.

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

“Index”— The CoinDesk Ether Price Index (ETX).

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price.

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

“Index Provider”— CoinDesk Indices, Inc., formerly known as TradeBlock, Inc., a Delaware corporation that publishes the Index. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Sponsor and the Trust and is considered a related party of the Trust.

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

“Old Index Price”—The volume-weighted average index price of an ETH derived from the Digital Asset Exchanges that are reflected in the Index, calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time, on each business day, derived from the selected Digital Asset Exchanges that are reflected in the Index on such trade date.

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

“Pre-Creation Abandonment Notice”—A notice delivered by the Sponsor to the Custodian, on behalf of the Trust, stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each Creation Time, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which the Trust has not taken any Affirmative Action at or prior to such time.

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

Grayscale Investments, LLC as Sponsor of Grayscale Ethereum Trust (ETH)

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)*

By:	/s/ Barry E. Silbert
	Name:	Barry E. Silbert
	Title:	Chairman of the Board of Directors Director*

By:	/s/ Mark Murphy
	Name:	Mark Murphy
	Title:	Member of the Board of Directors Director*

Date: February 25, 2022

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Ethereum Trust (ETH)

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Grayscale Ethereum Trust (ETH) (the “Trust”) as of December 31, 2021 and 2020, and the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s Sponsor, Grayscale Investments LLC. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of audit evidence pertaining to the existence and control of digital assets

We identified the evaluation of audit evidence pertaining to the existence of digital assets and whether the Trust controls the digital assets as a critical audit matter. Subjective auditor judgment was involved in determining the nature and extent of evidence required to assess the existence of digital assets and whether the Trust controls the digital assets. Control over the digital assets is proven through access to private cryptographic keys stored using third-party custodial services.

The following are the primary procedures we performed to address this critical audit matter. We involved professionals with specialized skills and knowledge in blockchain technology and digital assets and applied auditor judgment in determining the nature and extent of audit evidence required. We evaluated and tested the design and operating effectiveness of certain internal controls over digital assets, including controls over the comparison of the Trust’s records of digital assets held to the custodial records. We evaluated the sufficiency of the design and operating effectiveness of internal controls at the custodian, including the processes surrounding private key lifecycle management, the private key generation process, the storage of private keys and the authorization of digital asset transactions. We obtained confirmation from the custodian of the Trust’s digital assets as of December 31, 2021 and compared the total digital assets confirmed to the Trust’s record of digital asset holdings. We also compared the Trust’s record of digital asset holdings to the records on the public blockchain using an audit software tool. We tested movements on the blockchain to evidence that the Trust controls the digital assets through the custodian account. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.

Evaluation of audit evidence pertaining to the valuation of digital assets

We identified the evaluation of audit evidence pertaining to the valuation of digital assets as a critical audit matter. Subjective auditor judgment was involved in determining the nature and extent of evidence required to assess the principal market for the Trust’s investment in its digital asset holdings. Digital assets are transacted across many exchange, brokered, dealer, and principal-to-principal markets with no regulated central pricing mechanism. Many of these markets do not share trading volume or activity data publicly.

The following are the primary procedures we performed to address this critical audit matter. We obtained and evaluated the Trust's principal market analysis which identifies the Trust’s ability to access markets in which its digital asset holdings trade, and considered the volume and level of activity of each market. We evaluated and tested the design and operating effectiveness of certain internal controls over digital asset valuation, including controls over the comparison of the price of digital assets from the principal market to public quotations from that market. We independently extracted transaction volume and activity over the relevant period, as well as last trade bids as of December 31, 2021 at 4:00 PM Eastern Standard Time, with independent application programming interfaces (“API”) for accessible exchange markets, and compared for consistency of pricing between markets. We applied auditor judgment in determining the nature and extent of audit evidence required, especially related to assessing the accessibility of markets. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the identification of the principal market.

/s/ Friedman LLP We have served as the Trust’s auditor since 2018.
East Hanover, New Jersey
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Ethereum Trust (ETH)

Opinion on Internal Control over Financial Reporting

We have audited Grayscale Ethereum Trust (ETH)’s (the “Trust”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statements of assets and liabilities, including the schedules of investment, of the Trust as of December 31, 2021 and 2020, and the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”), and our report dated February 25, 2022, expressed an unqualified opinion.

Basis for Opinion

The management of Grayscale Investments LLC (the Trust’s sponsor) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Friedman LLP

East Hanover, New Jersey

February 25, 2022

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	December 31,
	2021	2020
Assets:
Investment in Ethereum, at fair value (cost $1,308,566 and $905,880 as of December 31, 2021 and 2020, respectively)	$11,351,691	$2,188,127
Total assets	$11,351,691	$2,188,127
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$11,351,691	$2,188,127
Net Assets consists of:
Paid-in-capital	$1,353,419	$918,804
Accumulated net investment loss	(233,937)	(16,492)
Accumulated net realized gain on investment in Ethereum	189,084	3,568
Accumulated net change in unrealized appreciation on investment in Ethereum	10,043,125	1,282,247
	$11,351,691	$2,188,127
Shares issued and outstanding, no par value (unlimited Shares authorized)	310,158,500	285,269,400
Net asset value per Share	$36.60	$7.67

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of Ethereum and percentages)

December 31, 2021
	Quantity of Ethereum	Cost	Fair Value	% of Net Assets
Investment in Ethereum	3,114,532.09753906	$1,308,566	$11,351,691	100%
Net assets		$1,308,566	$11,351,691	100%

December 31, 2020
	Quantity of Ethereum	Cost	Fair Value	% of Net Assets
Investment in Ethereum	2,937,122.40311770	$905,880	$2,188,127	100%
Net assets		$905,880	$2,188,127	100%

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor's Fee, related party	217,445	15,130	918
Net investment loss	(217,445)	(15,130)	(918)
Net realized and unrealized gain (loss) from:
Net realized gain (loss) on investment in Ethereum	185,516	4,739	(1,011)
Net change in unrealized appreciation on Sponsor's Fee payable	-	-	(9)
Net change in unrealized appreciation (depreciation) on investment in Ethereum	8,760,878	1,348,523	(38,391)
Net realized and unrealized gain (loss) on investment	8,946,394	1,353,262	(39,411)
Net increase (decrease) in net assets resulting from operations	$8,728,949	$1,338,132	$(40,329)

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENT OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended December 31,
	2021	2020	2019
Increase (decrease) in net assets from operations:
Net investment loss	$(217,445)	$(15,130)	$(918)
Net realized gain (loss) on investment in Ethereum	185,516	4,739	(1,011)
Net change in unrealized appreciation on Sponsor's Fee payable	-	-	(9)
Net change in unrealized appreciation (depreciation) on investment in Ethereum	8,760,878	1,348,523	(38,391)
Net increase (decrease) in net assets resulting from operations	8,728,949	1,338,132	(40,329)
Increase in net assets from capital share transactions:
Shares issued	434,615	786,455	97,669
Net increase in net assets resulting from capital share transactions	434,615	786,455	97,669
Total increase in net assets from operations and capital share transactions	9,163,564	2,124,587	57,340
Net assets:
Beginning of year	2,188,127	63,540	6,200
End of year	$11,351,691	$2,188,127	$63,540
Change in Shares outstanding:
Shares outstanding at beginning of year	285,269,400	47,071,800	4,375,800
Shares issued	24,889,100	238,197,600	42,696,000
Net increase in Shares	24,889,100	238,197,600	42,696,000
Shares outstanding at end of year	310,158,500	285,269,400	47,071,800

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

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC, and Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Litecoin Trust (LTC), and Grayscale Digital Large Cap Fund LLC.

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

		Fair Value Measurement Using
(Amount in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investment in ETH	$11,351,691	$—	$11,351,691	$—
December 31, 2020
Assets
Investment in ETH	$2,188,127	$—	$2,188,127	$—

3. Fair Value of Ethereum

ETH is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2021, 2020 and 2019 the Trust held 3,114,532.09753906, 2,937,122.40311770 and 496,952.80257193 ETH, respectively.

The Trust determined the fair value per ETH to be $3,644.75, $744.99, and $127.86 on December 31, 2021, 2020 and 2019 respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of ETH and the respective fair value:

(Amounts in thousands, except Ethereum amounts)	Ethereum	Fair Value
Balance at January 1, 2019	47,653.46189973	$6,238
ETH contributed	454,790.64460120	97,669
ETH distributed for Sponsor's Fee, related party	(5,491.30392900)	(965)
Net change in unrealized depreciation on investment in ETH	-	(38,391)
Net realized loss on investment in ETH	-	(1,011)
Balance at December 31, 2019	496,952.80257193	$63,540
ETH contributed	2,481,763.37854938	786,455
ETH distributed for Sponsor's Fee, related party	(41,593.77800361)	(15,130)
Net change in unrealized appreciation on investment in ETH	-	1,348,523
Net realized gain on investment in ETH	-	4,739
Balance at December 31, 2020	2,937,122.40311770	$2,188,127
ETH contributed	255,555.46585612	434,615
ETH distributed for Sponsor's Fee, related party	(78,145.77143476)	(217,445)
Net change in unrealized appreciation on investment in ETH	-	8,760,878
Net realized gain on investment in ETH	-	185,516
Balance at December 31, 2021	3,114,532.09753906	$11,351,691

4. Creations and Redemptions of Shares

At December 31, 2021 and 2020, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ETH to the Trust or the distribution of ETH by the Trust. The number of ETH required for each creation Basket or redemption Basket is determined by dividing (x) the number of ETH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ETH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0100 and 0.0103 of one ETH at December 31, 2021 and 2020, respectively. The decrease in the number of ETH represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of ETH to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the years ended December 31, 2021, 2020, and 2019, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2021 or 2020.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale, and CoinDesk Indices, Inc. As of December 31, 2021 and 2020, 11,817,876 and 10,803,454, Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ETH, monthly in arrears. The amount of ETH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ETH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ETH is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2021 and 2020. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended December 31, 2021, 2020 and 2019.

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

For the years ended December 31, 2021, 2020 and 2019, the Trust incurred Sponsor’s Fees of $217,445,124, $15,130,269 and $917,965, respectively. As of December 31, 2021 and 2020, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended December 31, December 31, 2021, 2020 and 2019, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, ETH. Investing in ETH is currently highly speculative and volatile.

The net asset value of the Trust relates primarily to the value of ETH held by the Trust, and fluctuations in the price of ETH could materially and adversely affect an investment in the Shares of the Trust. The price of ETH has a limited history. During such history, ETH prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of ETH, including, but not limited to, global ETH supply and demand, theft of ETH from global exchanges or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

8. Quarterly Statements of Operations

Fiscal Year Ended December 31, 2021

	Three Months Ended (unaudited)
	Mar-31, 2021	Jun-30, 2021	Sept-30, 2021	Dec-31, 2021	Year Ended December 31, 2021
Expenses
Sponsor's Fee, related party	$29,270	$51,089	$56,382	$80,704	$217,445
Net investment loss	$(29,270)	$(51,089)	$(56,382)	$(80,704)	$(217,445)
Net realized and unrealized gain from:
Net realized gain on investment in ETH	22,223	42,803	48,058	72,432	185,516
Net change in unrealized appreciation on investment in ETH	3,414,375	1,055,804	2,309,515	1,981,184	8,760,878
Net realized and unrealized gain on investment	3,436,598	1,098,607	2,357,573	2,053,616	8,946,394
Net increase in net assets resulting from operations	$3,407,328	$1,047,518	$2,301,191	$1,972,912	$8,728,949

	Three Months Ended (unaudited)
	Mar-31, 2020	Jun-30, 2020	Sept-30, 2020	Dec-31, 2020	Year Ended December 31, 2020
Expenses
Sponsor's Fee, related party	$778	$1,753	$4,340	$8,259	$15,130
Net investment loss	$(778)	$(1,753)	$(4,340)	$(8,259)	$(15,130)
Net realized and unrealized (loss) gain from:
Net realized (loss) gain on investment in ETH	(273)	(70)	1,389	3,693	4,739
Net change in unrealized (depreciation) appreciation on investment in ETH	(28,579)	107,390	219,916	1,049,796	1,348,523
Net realized and unrealized (loss) gain on investment	(28,852)	107,320	221,305	1,053,489	1,353,262
Net (decrease) increase in net assets resulting from operations	$(29,630)	$105,567	$216,965	$1,045,230	$1,338,132

9. Financial Highlights Per Share Performance

	Years Ended December 31,
	2021	2020	2019
Per Share Data:
Net asset value, beginning of year	$7.67	$1.35	$1.42
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.71)	(0.09)	(0.05)
Net realized and unrealized gain (loss)	29.64	6.41	(0.02)
Net increase (decrease) in net assets resulting from operations	28.93	6.32	(0.07)
Net asset value, end of year	$36.60	$7.67	$1.35
Total return	377.18%	482.66%	-2.32%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%

An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions. The amount shown for a Share outstanding throughout the period may not correlate with the Statement of Operations for the period due to the number of Shares issued in Creations occurring at an operational value derived from an operating metric as defined in the Trust Agreement.

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

11. Subsequent Events

As of the close of business on February 22, 2022 the fair value of ETH determined in accordance with the Trust’s accounting policy was $2,603.63 per ETH.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.