Form 10-Q
period 2022-03-31
Grayscale Ethereum Trust (ETH)
filed 2022-05-06
CIK 1725210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of Shares of the registrant outstanding as of May 2, 2022: 310,158,500

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 24.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Ethereum industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and Part I, Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022 (the “Annual Report”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2022	December 31, 2021
Assets:
Investment in Ethereum, at fair value (cost $1,300,524 and $1,308,566 as of March 31, 2022 and December 31, 2021, respectively)	$10,165,791	$11,351,691
Total assets	$10,165,791	$11,351,691
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$10,165,791	$11,351,691
Net Assets consists of:
Paid-in-capital	1,353,419	1,353,419
Accumulated net investment loss	(290,155)	(233,937)
Accumulated net realized gain on investment in Ethereum	237,260	189,084
Accumulated net change in unrealized appreciation on investment in Ethereum	8,865,267	10,043,125
	$10,165,791	$11,351,691
Shares issued and outstanding, no par value (unlimited Shares authorized)	310,158,500	310,158,500
Net asset value per Share	$32.78	$36.60

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ethereum and percentages)

March 31, 2022
	Quantity of Ethereum	Cost	Fair Value	% of Net Assets
Investment in Ethereum	3,095,391.32769887	$1,300,524	$10,165,791	100%
Net assets		$1,300,524	$10,165,791	100%

December 31, 2021
	Quantity of Ethereum	Cost	Fair Value	% of Net Assets
Investment in Ethereum	3,114,532.09753906	$1,308,566	$11,351,691	100%
Net assets		$1,308,566	$11,351,691	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Investment income:
Investment income	$-	$-
Expenses:
Sponsor's Fee, related party	56,218	29,270
Net investment loss	(56,218)	(29,270)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in Ethereum	48,176	22,223
Net change in unrealized (depreciation) appreciation on investment in Ethereum	(1,177,858)	3,414,375
Net realized and unrealized (loss) gain on investment	(1,129,682)	3,436,598
Net (decrease) increase in net assets resulting from operations	$(1,185,900)	$3,407,328

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2022	2021
(Decrease) Increase in net assets from operations:
Net investment loss	$(56,218)	$(29,270)
Net realized gain on investment in Ethereum	48,176	22,223
Net change in unrealized (depreciation) appreciation on investment in Ethereum	(1,177,858)	3,414,375
Net (decrease) increase in net assets resulting from operations	(1,185,900)	3,407,328
Increase in net assets from capital share transactions:
Shares issued	-	434,615
Net increase in net assets resulting from capital share transactions	-	434,615
Total (decrease) increase in net assets from operations and capital share transactions	(1,185,900)	3,841,943
Net assets:
Beginning of period	11,351,691	2,188,127
End of period	$10,165,791	$6,030,070
Change in Shares outstanding:
Shares outstanding at beginning of period	310,158,500	285,269,400
Shares issued	-	24,889,100
Net increase in Shares	-	24,889,100
Shares outstanding at end of period	310,158,500	310,158,500

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

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC, Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Litecoin Trust (LTC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2022 and December 31, 2021 and results of operations for the three months ended March 31, 2022 and 2021 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investment in ETH	$10,165,791	$10,165,791	$-	$-
December 31, 2021
Assets
Investment in ETH	$11,351,691	$-	$11,351,691	$-

3. Fair Value of Ethereum

ETH is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2022 and December 31, 2021, the Trust held 3,095,391.32769887 and 3,114,532.09753906 ETH, respectively.

The Trust determined the fair value per ETH to be $3,284.17 and $3,644.75 on March 31, 2022 and December 31, 2021, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of ETH and the respective fair value:

(Amounts in thousands, except Ethereum amounts)	Ethereum	Fair Value
Balance at January 1, 2021	2,937,122.40311770	$2,188,127
ETH contributed	255,555.46585612	434,615
ETH distributed for Sponsor's Fee, related party	(78,145.77143476)	(217,445)
Net change in unrealized appreciation on investment in ETH	-	8,760,878
Net realized gain on investment in ETH	-	185,516
Balance at December 31, 2021	3,114,532.09753906	11,351,691
ETH contributed	-	-
ETH distributed for Sponsor's Fee, related party	(19,140.76984019)	(56,218)
Net change in unrealized depreciation on investment in ETH	-	(1,177,858)
Net realized gain on investment in ETH	-	48,176
Balance at March 31, 2022	3,095,391.32769887	$10,165,791

4. Creations and Redemptions of Shares

At March 31, 2022 and December 31, 2021, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ETH to the Trust or the distribution of ETH by the Trust. The number of ETH required for each creation Basket or redemption Basket is determined by dividing (x) the number of ETH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ETH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0100 of one ETH at both March 31, 2022 and December 31, 2021. The decrease in the number of ETH represented by each Share is primarily a result of the periodic withdrawal of ETH to pay the Sponsor’s Fee.

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

If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended March 31, 2022 and December 31, 2021, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2022 or December 31, 2021.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and CoinDesk Indices, Inc. As of both March 31, 2022 and December 31, 2021, 11,817,876 Shares of the Trust were held by related parties of the Trust.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ETH, monthly in arrears. The amount of ETH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ETH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ETH is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2022 and December 31, 2021. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2022 and 2021.

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

For the three months ended March 31, 2022 and 2021, the Trust incurred Sponsor’s Fees of $56,218,030 and $29,270,369, respectively. As of March 31, 2022 and December 31, 2021, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2022 and 2021, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

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

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the promoters of several other digital assets on the basis that the digital assets in question are securities.

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

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$36.60	$7.67
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.18)	(0.10)
Net realized and unrealized (loss) gain	(3.64)	11.87
Net (decrease) increase in net assets resulting from operations	(3.82)	11.77
Net asset value, end of period	$32.78	$19.44
Total return	-10.44%	153.46%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

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

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the period and assuming redemption on the last day of the period.

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

10. Subsequent Events

As of the close of business on May 2, 2022, the fair value of ETH determined in accordance with the Trust’s accounting policy was $2,839.96 per ETH.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part II, Item 1A. Risk Factors in this Quarterly Report, or in Part I, Item 1A. Risk Factors, or other sections of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2022 and 2021

(All amounts in the following table and the subsequent paragraphs, except Share and per Share, ETH and price of ETH amounts, are in thousands)

	Three Months Ended March 31,
	2022	2021
Net realized and unrealized (loss) gain on investment in Ethereum	$(1,129,682)	$3,436,598
Net (decrease) increase in net assets resulting from operations	$(1,185,900)	$3,407,328
Net assets	$10,165,791	$6,030,070

Net realized and unrealized loss on investment in ETH for the three months ended March 31, 2022 was ($1,129,682) which includes a realized gain of $48,176 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ETH of ($1,177,858). Net realized and unrealized loss on investment in ETH for the period was driven by ETH price depreciation from $3,644.75 per ETH as of December 31, 2021 to $3,284.17 per ETH as of March 31, 2022. Net decrease in net assets resulting from operations was ($1,185,900) for the three months ended March 31, 2022, which consisted of the net realized and unrealized loss on investment in ETH, plus the Sponsor’s Fee of $56,218. Net assets decreased to $10,165,791 at March 31, 2022, a 10% decrease for the period. The decrease in net assets resulted from the aforementioned ETH price depreciation and the withdrawal of approximately 19,141 ETH to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended March 31,
	2022	2021
Ethereum:
Opening balance	3,114,532	2,937,122
Creations	-	255,556
Sponsor's Fee, related party	(19,141)	(18,924)
Closing balance	3,095,391	3,173,754
Accrued but unpaid Sponsor's Fee, related party	-	-
Net closing balance	3,095,391	3,173,754
Number of Shares:
Opening balance	310,158,500	285,269,400
Creations	-	24,889,100
Closing balance	310,158,500	310,158,500

	As of March 31,
	2022	2021
Price of ETH on principal market (1)	$3,284.17	$1,899.98
NAV per Share (2)	$32.78	$19.44
Index Price	$3,287.56	$1,900.34
Digital Asset Holdings per Share (3)	$32.81	$19.45

(1)
The Trust performed an assessment of the principal market at March 31, 2022 and 2021, and identified the principal market as Coinbase Pro.
(2)
As of March 31, 2022 and 2021 the NAV per Share was calculated using the fair value of ETH based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share. The Digital Asset Exchanges used to calculate the Index Price as of March 31, 2022 and 2021 were Coinbase Pro, Bitstamp, Kraken and LMAX Digital.

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

As of March 31, 2022, the Trust had a net closing balance with a value of $10,176,284,713, based on the Index Price (non-GAAP methodology). As of March 31, 2022, the Trust had a total market value of $10,165,791,337, based on the principal market (Coinbase Pro).

As of March 31, 2021, the Trust had a net closing balance with a total value of $6,031,212,151, based on the Index Price (non-GAAP methodology). As of March 31, 2021, the Trust had a total market value of $6,030,069,599, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 to March 31, 2022.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on December 14, 2017 to March 31, 2022. Since the beginning of the Trust’s operations, the Index Price has ranged from $82.41 to $4,776.32, with the straight average being $1,047.85 through March 31, 2022. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
December 14, 2017 (the first Creation Basket of the Trust) to March 31, 2018	$837.07	$1,417.83	1/13/2018	$381.26	3/30/2018	$398.62	$381.26
Twelve months ended March 31, 2019	$300.20	$808.02	5/5/2018	$82.41	12/14/2018	$141.00	$140.75
Twelve months ended March 31, 2020	$194.09	$350.60	6/26/2019	$109.83	3/16/2020	$133.55	$133.55
Twelve months ended March 31, 2021	$641.22	$1,987.17	2/20/2021	$130.15	4/1/2020	$1,900.34	$1,900.34
Twelve months ended March 31, 2022	$3,120.63	$4,776.32	11/9/2021	$1,784.40	6/26/2021	$3,287.56	$3,287.56
December 14, 2017 (the first Creation Basket of the Trust) to March 31, 2022	$1,047.85	$4,776.32	11/9/2021	$82.41	12/14/2018	$3,287.56	$3,287.56

The following table illustrates the movements in the Digital Asset Market price of ETH, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on December 14, 2017 to March 31, 2022. Since the beginning of the Trust’s operations, the price of ETH has ranged from $82.34 to $4,776.95, with the straight average being $1,047.94.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
December 14, 2017 (the first Creation Basket of the Trust) to March 31, 2018	$837.77	$1,418.61	1/13/2018	$381.51	3/30/2018	$399.90	$381.51
Twelve months ended March 31, 2019	$300.21	$806.00	5/5/2018	$82.34	12/14/2018	$141.00	$140.71
Twelve months ended March 31, 2020	$194.10	$350.76	6/26/2019	$110.29	3/16/2020	$133.58	$133.58
Twelve months ended March 31, 2021	$641.25	$1,987.10	2/20/2021	$130.22	4/1/2020	$1,899.98	$1,899.98
Twelve months ended March 31, 2022	$3,120.74	$4,776.95	11/9/2021	$1,785.68	6/26/2021	$3,284.17	$3,284.17
December 14, 2017 (the first Creation Basket of the Trust) to March 31, 2022	$1,047.94	$4,776.95	11/9/2021	$82.34	12/14/2018	$3,284.17	$3,284.17

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding DCG’s, the parent company of the Sponsor, open market purchases of Shares of Grayscale Ethereum Trust (ETH) (OTCQX: ETHE) on a monthly basis during the three months ended March 31, 2022:

Period	(a) Total Number of Shares of ETHE Purchased	(b) Average Price Paid per Share of ETHE	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2022 - January 31, 2022	-	$-	-	$200.0
February 1, 2022 - February 28, 2022	-	-	-	200.0
March 1, 2022 - March 31, 2022	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Item 1. Business—Valuation of ETH and Determination of Digital Asset Holdings” in our Annual Report on Form 10-K. See also “Item 1. Business—Investment Objective” in our Annual Report on Form 10-K for a description of the Trust’s NAV, as calculated in accordance with GAAP.

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

“Ethereum” or “ETH”—Ethereum token, which are a type of digital asset based on an open source cryptographic protocol existing on the Ethereum Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Ethereum Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Ethereum Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Ethereum Network. See “Item 1. Business—Overview of the ETH Industry and Market” in our Annual Report on Form 10-K.

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

“Index”—The CoinDesk Ether Price Index (ETX).

“Index License Agreement”—The license agreement dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price.

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

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Sponsor and the Trust and is considered a related party of the Trust.

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

Date: May 6, 2022

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.