Form 10-Q
period 2022-09-30
Grayscale Ethereum Trust (ETH)
filed 2022-11-04
CIK 1725210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of Shares of the registrant outstanding as of October 31, 2022: 310,158,500

Grayscale® ETHEREUM Trust (ETH)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Ethereum Trust (ETH) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part II, Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 28.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Ethereum industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “Annual Report”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2022	December 31, 2021
Assets:
Investment in ETH, at fair value (cost $1,284,325 and $1,308,566 as of September 30, 2022 and December 31, 2021, respectively)	$4,088,607	$11,351,691
Total assets	$4,088,607	$11,351,691
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$4,088,607	$11,351,691
Net Assets consists of:
Paid-in-capital	1,353,419	1,353,419
Accumulated net investment loss	(362,154)	(233,937)
Accumulated net realized gain on investment in ETH	293,060	189,084
Accumulated net change in unrealized appreciation on investment in ETH	2,804,282	10,043,125
	$4,088,607	$11,351,691
Shares issued and outstanding, no par value (unlimited Shares authorized)	310,158,500	310,158,500
Net asset value per Share	$13.18	$36.60

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ETH and percentages)

September 30, 2022
	Quantity of ETH	Cost	Fair Value	% of Net Assets
Investment in ETH	3,056,833.75893012	$1,284,325	$4,088,607	100%
Net assets		$1,284,325	$4,088,607	100%

December 31, 2021
	Quantity of ETH	Cost	Fair Value	% of Net Assets
Investment in ETH	3,114,532.09753906	$1,308,566	$11,351,691	100%
Net assets		$1,308,566	$11,351,691	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	29,260	56,382	128,217	136,741
Net investment loss	(29,260)	(56,382)	(128,217)	(136,741)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in ETH	21,142	48,058	103,976	113,084
Net change in unrealized appreciation (depreciation) on investment in ETH	959,906	2,309,515	(7,238,843)	6,779,694
Net realized and unrealized gain (loss) on investment	981,048	2,357,573	(7,134,867)	6,892,778
Net increase (decrease) in net assets resulting from operations	$951,788	$2,301,191	$(7,263,084)	$6,756,037

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Increase (decrease) in net assets from operations:
Net investment loss	$(29,260)	$(56,382)	$(128,217)	$(136,741)
Net realized gain on investment in ETH	21,142	48,058	103,976	113,084
Net change in unrealized appreciation (depreciation) on investment in ETH	959,906	2,309,515	(7,238,843)	6,779,694
Net increase (decrease) in net assets resulting from operations	951,788	2,301,191	(7,263,084)	6,756,037
Increase in net assets from capital share transactions:
Shares issued	-	-	-	434,615
Net increase in net assets resulting from capital share transactions	-	-	-	434,615
Total increase (decrease) in net assets from operations and capital share transactions	951,788	2,301,191	(7,263,084)	7,190,652
Net assets:
Beginning of period	3,136,819	7,077,588	11,351,691	2,188,127
End of period	$4,088,607	$9,378,779	$4,088,607	$9,378,779
Change in Shares outstanding:
Shares outstanding at beginning of period	310,158,500	310,158,500	310,158,500	285,269,400
Shares issued	-	-	-	24,889,100
Net increase in Shares	-	-	-	24,889,100
Shares outstanding at end of period	310,158,500	310,158,500	310,158,500	310,158,500

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC, Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant as of September 30, 2022 and was party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. See Note 11 for additional information.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2022 and December 31, 2021 and results of operations for the three and nine months ended September 30, 2022 and 2021 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, included in the Trust’s Annual Report on Form 10-K.

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

The Trust only receives ETH in connection with a creation order from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. During the three months ended September 30, 2022, the Authorized Participant may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”). The Authorized Participant, as a related party of the Sponsor, provides information about the Digital Asset Markets on which it transacts to the Trust.

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Trust and the Authorized Participant. Neither the Trust nor the Authorized Participant has access to Digital Asset Exchange Markets that do not have a BitLicense and have access only to non-Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investment in ETH	$4,088,607	$4,088,607	$-	$-
December 31, 2021
Assets
Investment in ETH	$11,351,691	$-	$11,351,691	$-

3. Fair Value of ETH

ETH is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2022 and December 31, 2021, the Trust held 3,056,833.75893012 and 3,114,532.09753906 ETH, respectively.

The Trust determined the fair value per ETH to be $1,337.53 and $3,644.75 on September 30, 2022 and December 31, 2021, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of ETH and the respective fair value:

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
Balance at January 1, 2021	2,937,122.40311770	$2,188,127
ETH contributed	255,555.46585612	434,615
ETH distributed for Sponsor's Fee, related party	(78,145.77143476)	(217,445)
Net change in unrealized appreciation on investment in ETH	-	8,760,878
Net realized gain on investment in ETH	-	185,516
Balance at December 31, 2021	3,114,532.09753906	$11,351,691
ETH contributed	-	-
ETH distributed for Sponsor's Fee, related party	(57,698.33860894)	(128,217)
Net change in unrealized depreciation on investment in ETH	-	(7,238,843)
Net realized gain on investment in ETH	-	103,976
Balance at September 30, 2022	3,056,833.75893012	$4,088,607

4. Distributions

When a proposed modification to the Ethereum Network is accepted by the vast majority of validators, miners and users but is nonetheless not accepted by an other than insignificant population of participants in the network, a “fork” in the blockchain occurs, resulting in two separate Ethereum Networks. Holders of ETH on the original Ethereum Network, at the time the block is mined and the fork occurs, may also receive an identical amount of new tokens on the new network.

Ethereum Fork on September 15, 2022 (ETHPoW)

Background and Measurement

The Ethereum Network completed the final stages of an upgrade referred to as the “Merge,” which is a stage of what was previously referred to as Ethereum 2.0, on September 15, 2022, and the Ethereum Network transitioned to a proof-of-stake model. Following the Merge, a hard fork of the Ethereum Network occurred, as certain ETH miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the Ethereum Network was rebranded as Ethereum Proof-of-Work.

Immediately following the hard fork on September 15, 2022, holders of ETH passively received Incidental Rights to an equal number of Ethereum Proof-of-Work tokens (“ETHPoW”). At that time, the Trust held approximately 3,059,976 ETH and the newly created ETHPoW was inaccessible to the Trust. On the date of the hard fork, the Incidental Rights to ETHPoW were determined to have no value as there were insufficient observable market inputs to determine the fair value of ETHPoW and the ETHPoW assets were not supported by the Custodian.

Furthermore, on September 16, 2022, the Sponsor of the Trust announced that it had declared a distribution and established a record date for the distribution of the Incidental Rights to the shareholders of record as of the close of business on September 26, 2022 (“Record Date Shareholders”).

Subsequent Measurement and Distribution of Incidental Rights to ETHPoW

On September 26, 2022 (the “Record Date”), the Trust distributed the Incidental Rights to obtain approximately 3,059,976 ETHPoW tokens held by the Trust to the Record Date Shareholders as of the close of business on September 26, 2022.

On the Record Date, the Trust, acting on behalf of the Record Date Shareholders and pursuant to the terms of the Trust Agreement governing the Trust, appointed Grayscale Investments, LLC as agent (in this capacity, the “Agent”) on behalf of the Record Date Shareholders and transferred the Incidental Rights to ETHPoW tokens held by the Trust to the Agent on behalf of the Record Date Shareholders. The Trust has no ownership interest in the distributed Incidental Rights to ETHPoW, no ability to control the actions of the Agent and no right to receive any information about the distributed Incidental Rights to ETHPoW or the disposition thereof or of the underlying ETHPoW from the Record Date Shareholders, their Agent or any other person. As of the Record Date, the Trust determined such Incidental Rights to have a fair value of $0 and no gain or loss was recognized as part of the Incidental Right distribution, due to the lack of a trading venue accessible to the Authorized Participant of the Trust and uncertainty regarding the ability to safely access and custody the ETHPoW.

5. Creations and Redemptions of Shares

At September 30, 2022 and December 31, 2021, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ETH to the Trust or the distribution of ETH by the Trust. The number of ETH required for each creation Basket or redemption Basket is determined by dividing (x) the number of ETH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ETH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0099 and 0.0100 of one ETH at September 30, 2022 and December 31, 2021, respectively. The decrease in the number of ETH represented by each Share is primarily a result of the periodic withdrawal of ETH to pay the Sponsor’s Fee.

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

6. Income Taxes

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended September 30, 2022 and December 31, 2021, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2022 or December 31, 2021.

7. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and CoinDesk Indices, Inc. As of both September 30, 2022 and December 31, 2021, 11,817,876 Shares of the Trust were held by related parties of the Trust.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ETH, monthly in arrears. The amount of ETH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ETH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ETH is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2022 and December 31, 2021. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2022 and 2021.

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

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Digital Asset Account ETH, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such ETH, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver ETH, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor in satisfaction of such Additional Trust Expenses.

For the three months ended September 30, 2022 and 2021, the Trust incurred Sponsor’s Fees of $29,260,642 and $56,382,203, respectively. For the nine months ended September 30, 2022 and 2021, the Trust incurred Sponsor’s Fees of $128,216,969 and $136,740,910, respectively. As of September 30, 2022 and December 31, 2021, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2022 and 2021, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

8. Risks and Uncertainties

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

9. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Per Share Data:
Net asset value, beginning of period	$10.11	$22.82	$36.60	$7.67
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.09)	(0.18)	(0.41)	(0.45)
Net realized and unrealized gain (loss)	3.16	7.60	(23.01)	23.02
Net increase (decrease) in net assets resulting from operations	3.07	7.42	(23.42)	22.57
Net asset value, end of period	$13.18	$30.24	$13.18	$30.24
Total return	30.37%	32.52%	-63.99%	294.26%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

11. Subsequent Events

On October 3, 2022, the Sponsor of the Trust entered into a distribution and marketing agreement (the “Distribution and Marketing Agreement”) with Grayscale Securities to assist the Sponsor in distributing the Shares of the Trust, developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust. As a result, effective October 3, 2022, Grayscale Securities is the distributor and marketer of the Shares. Grayscale Securities is a registered broker-dealer with the SEC and is a member of FINRA.

On October 3, 2022, the Sponsor entered into a participant agreement (the “Participant Agreement”) with Grayscale Securities, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust. The Participant Agreement provides the procedures for the creation of Shares of the Trust through the Authorized Participant, which are substantially similar to the procedures for the creation of Shares set forth in the Trust’s existing participant agreement with Genesis, except that the Authorized Participant may engage one or more service providers (any such service provider, a “Liquidity Provider”) to source ETH on behalf of the Authorized Participant in connection with the creation of Shares. Effective October 3, 2022, Grayscale Securities is the only acting Authorized Participant of the Trust. Grayscale Securities has engaged Genesis as a Liquidity Provider.

On October 3, 2022, in connection with the entry into the Distribution and Marketing Agreement with Grayscale Securities, the Sponsor and Genesis agreed to terminate the distribution and marketing agreement, dated November 15, 2019, among the Sponsor, the Trust and Genesis, pursuant to which Genesis assisted the Sponsor in distributing the Shares. As a result, effective October 3, 2022, Genesis is no longer acting as the distributor and marketer of the Shares of the Trust.

On October 3, 2022, the Sponsor and Genesis agreed to terminate the participant agreement, dated January 11, 2019, among the Sponsor, the Trust and Genesis, which provided the procedures for the creation of Shares. As a result, effective October 3, 2022, Genesis is no longer acting as an Authorized Participant of the Trust but will continue to serve as a Liquidity Provider.

As of the close of business on October 31, 2022, the fair value of ETH determined in accordance with the Trust’s accounting policy was $1,563.46 per ETH.

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

Forks

The Ethereum Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners or validators, as applicable, of ETH adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Ethereum Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork is the existence of two versions of ETH running in parallel, yet lacking interchangeability. Holders of ETH on the original Ethereum Network, at the time the block is mined and the fork occurs, can then also receive an identical amount of new tokens on the new network.

Ethereum Fork on September 15, 2022 (ETHPoW)

Background and Measurement

The Ethereum Network completed the final stages of an upgrade referred to as the “Merge,” which is a stage of what was previously referred to as Ethereum 2.0, on September 15, 2022, and the Ethereum Network transitioned to a proof-of-stake model. Following the Merge, a hard fork of the Ethereum Network occurred, as certain ETH miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the Ethereum Network was rebranded as Ethereum Proof-of-Work.

Immediately following the hard fork on September 15, 2022, holders of ETH passively received Incidental Rights to an equal number of ETHPoW. At that time, the Trust held approximately 3,059,976 ETH and the newly created ETHPoW was inaccessible to the Trust. On the date of the hard fork, the Incidental Rights to ETHPoW were determined to have no value as there were insufficient observable market inputs to determine the fair value of ETHPoW and the ETHPoW assets were not supported by the Custodian.

Furthermore, on September 16, 2022, the Sponsor of the Trust announced that it had declared a distribution and established a record date for the distribution of the Incidental Rights to the shareholders of record as of the close of business on September 26, 2022 (“Record Date Shareholders”).

Subsequent Measurement and Distribution of Incidental Rights to ETHPoW

On September 26, 2022 (the “Record Date”), the Trust distributed the Incidental Rights to obtain approximately 3,059,976 ETHPoW tokens held by the Trust to the Record Date Shareholders.

On the Record Date, the Trust, acting on behalf of the Record Date Shareholders and pursuant to the terms of the Trust Agreement governing the Trust, appointed Grayscale Investments, LLC as agent (in this capacity, the “Agent”) on behalf of the Record Date Shareholders and transferred the Incidental Rights to ETHPoW tokens held by the Trust to the Agent on behalf of the Record Date Shareholders. The Trust has no ownership interest in the distributed Incidental Rights to ETHPoW, no ability to control the actions of the Agent and no right to receive any information about the distributed Incidental Rights to ETHPoW or the disposition thereof or of the underlying ETHPoW from the Record Date Shareholders, their Agent or any other person. As of the Record Date, the Trust determined such Incidental Rights to have a fair value of $0 and no gain or loss was recognized as part of the Incidental Right distribution, due to the lack of a trading venue accessible to the Authorized Participant of the Trust and uncertainty regarding the ability to safely access and custody the ETHPoW.

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value (“NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ETH in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ETH is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

Effective October 3, 2022, the Sponsor entered into a Participant Agreement with Grayscale Securities, a wholly owned subsidiary of the Sponsor and an affiliate and related party of the Trust, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust. The Participant Agreement provides the procedures for the creation of Shares of the Trust through the Authorized Participant, which are substantially similar to the procedures for the creation of Shares set forth in the Trust’s existing participant agreement with Genesis, except that the Authorized Participant may engage a Liquidity Provider to source ETH on behalf of the Authorized Participant in connection with the creation of Shares. Effective October 3, 2022, Grayscale Securities is the only acting Authorized Participant of the Trust. Grayscale Securities has engaged Genesis as a Liquidity Provider.

The Trust only receives ETH in connection with a creation order from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets and may look to an Authorized Participant, or an Authorized Participant’s Liquidity Provider(s), when assessing entity-specific volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Trust and the Authorized Participant(s). As of September 30, 2022, neither the Trust nor the Authorized Participant(s) has access to Digital Asset Exchanges that do not have a BitLicense, which would require a Digital Asset Exchange to follow anti-money laundering (“AML”) and know-your-customer (“KYC”) procedures, and have access only to non-Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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

The cost basis of the investment in ETH recorded by the Trust for financial reporting purposes is the fair value of ETH at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by an Authorized Participant from the sale of the corresponding Shares to investors.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2022 and 2021

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ETH and price of ETH amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net realized and unrealized gain (loss) on investment in ETH	$981,048	$2,357,573	$(7,134,867)	$6,892,778
Net increase (decrease) in net assets resulting from operations	$951,788	$2,301,191	$(7,263,084)	$6,756,037
Net assets	$4,088,607	$9,378,779	$4,088,607	$9,378,779

Net realized and unrealized gain on investment in ETH for the three months ended September 30, 2022 was $981,048 which includes a realized gain of $21,142 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETH of $959,906. Net realized and unrealized gain on investment in ETH for the period was driven by ETH price appreciation from $1,019.72 per ETH as of June 30, 2022 to $1,337.53 per ETH as of September 30, 2022. Net increase in net assets resulting from operations was $951,788 for the three months ended September 30, 2022, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $29,260. Net assets increased to $4,088,607 at September 30, 2022, a 30% increase for the three-month period. The increase in net assets resulted from the aforementioned ETH price appreciation, partially offset by the withdrawal of approximately 19,323 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETH for the three months ended September 30, 2021 was $2,357,573 which includes a realized gain of $48,058 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETH of $2,309,515. Net realized and unrealized gain on investment in ETH for the period was driven by ETH price appreciation from $2,243.98 per ETH as of June 30, 2021 to $2,992.38 per ETH as of September 30, 2021. Net increase in net assets resulting from operations was $2,301,191 for the three months ended September 30, 2021, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $56,382. Net assets increased to $9,378,779 at September 30, 2021, a 33% increase for the three-month period. The increase in net assets resulted from the aforementioned ETH price appreciation, partially offset by the withdrawal of approximately 19,813 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ETH for the nine months ended September 30, 2022 was ($7,134,867) which includes a realized gain of $103,976 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ETH of ($7,238,843). Net realized and unrealized loss on investment in ETH for the period was driven by ETH price depreciation from $3,644.75 per ETH as of December 31, 2021 to $1,337.53 per ETH as of September 30, 2022. Net decrease in net assets resulting from operations was ($7,263,084) for the nine months ended September 30, 2022, which consisted of the net realized and unrealized loss on investment in ETH, plus the Sponsor’s Fee of $128,217. Net assets decreased to $4,088,607 at September 30,

2022, a 64% decrease for the nine-month period. The decrease in net assets resulted from the aforementioned ETH price depreciation and the withdrawal of approximately 57,698 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETH for the nine months ended September 30, 2021 was $6,892,778 which includes a realized gain of $113,084 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETH of $6,779,694. Net realized and unrealized gain on investment in ETH for the period was driven by ETH price appreciation from $744.99 per ETH as of December 31, 2020 to $2,992.38 per ETH as of September 30, 2021. Net increase in net assets resulting from operations was $6,756,037 for the nine months ended September 30, 2021, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $136,741. Net assets increased to $9,378,779 at September 30, 2021, a 329% increase for the nine-month period. The increase in net assets resulted from the aforementioned ETH price appreciation and the contribution of approximately 255,555 ETH with a value of $434,615 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 58,457 ETH to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling ETH, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact number of ETH, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than ETH. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(All ETH balances are rounded to the nearest whole ETH)
Ethereum:
Opening balance	3,076,157	3,154,033	3,114,532	2,937,122
Creations	-	-	-	255,555
Sponsor's Fee, related party	(19,323)	(19,813)	(57,698)	(58,457)
Closing balance	3,056,834	3,134,220	3,056,834	3,134,220
Accrued but unpaid Sponsor's Fee, related party	-	-	-	-
Net closing balance	3,056,834	3,134,220	3,056,834	3,134,220
Number of Shares:
Opening balance	310,158,500	310,158,500	310,158,500	285,269,400
Creations	-	-	-	24,889,100
Closing balance	310,158,500	310,158,500	310,158,500	310,158,500

	As of September 30,
	2022	2021
Price of ETH on principal market(1)	$1,337.53	$2,992.38
NAV per Share(2)	$13.18	$30.24
Index Price	$1,338.76	$2,994.79
Digital Asset Holdings per Share(3)	$13.19	$30.26

(1)
The Trust performed an assessment of the principal market at September 30, 2022 and 2021, and identified the principal market as Coinbase Pro.
(2)
As of September 30, 2022 and 2021 the NAV per Share was calculated using the fair value of ETH based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the ETH Industry and

Market—ETH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Exchanges used to calculate the Index Price as of September 30, 2022 were Coinbase Pro, FTX.US, Kraken and LMAX Digital. The Digital Asset Exchanges used to calculate the Index Price as of September 30, 2021 were Coinbase Pro, Bitstamp, Kraken and LMAX Digital. See “Item 1. Business—Valuation of ETH and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share.

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

As of September 30, 2022, the Trust had a net closing balance with a value of $4,092,366,763, based on the Index Price (non-GAAP methodology). As of September 30, 2022, the Trust had a total market value of $4,088,606,857, based on the principal market (Coinbase Pro).

As of September 30, 2021, the Trust had a net closing balance with a total value of $9,386,332,383, based on the Index Price (non-GAAP methodology). As of September 30, 2021, the Trust had a total market value of $9,378,778,912, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 to September 30, 2022.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on December 14, 2017 to September 30, 2022. Since the beginning of the Trust’s operations, the Index Price has ranged from $82.41 to $4,776.32, with the straight average being $1,133.28 through September 30, 2022. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
December 14, 2017 (the first Creation Basket of the Trust) to September 30, 2018	$596.53	$1,417.83	1/13/2018	$180.11	9/12/2018	$232.49	$221.87
Twelve months ended September 30, 2019	$179.97	$350.60	6/26/2019	$82.41	12/14/2018	$178.00	$178.00
Twelve months ended September 30, 2020	$223.48	$476.12	9/1/2020	$109.83	3/16/2020	$355.69	$355.69
Twelve months ended September 30, 2021	$1,867.35	$4,090.65	5/12/2021	$340.74	10/6/2020	$2,994.79	$2,994.79
Twelve months ended September 30, 2022	$2,692.72	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,338.76	$1,338.76
December 14, 2017 (the first Creation Basket of the Trust) to September 30, 2022	$1,133.28	$4,776.32	11/9/2021	$82.41	12/14/2018	$1,338.76	$1,338.76

The following table illustrates the movements in the Digital Asset Market price of ETH, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on December 14, 2017 to September 30, 2022. Since the beginning of the Trust’s operations, the price of ETH has ranged from $82.34 to $4,776.95, with the straight average being $1,133.35 through September 30, 2022.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
December 14, 2017 (the first Creation Basket of the Trust) to September 30, 2018	$596.80	$1,418.61	1/13/2018	$179.69	9/12/2018	$232.47	$222.08
Twelve months ended September 30, 2019	$179.99	$350.76	6/26/2019	$82.34	12/14/2018	$178.13	$178.13
Twelve months ended September 30, 2020	$223.47	$476.23	9/1/2020	$110.29	3/16/2020	$355.34	$355.34
Twelve months ended September 30, 2021	$1,867.44	$4,089.92	5/12/2021	$340.17	10/6/2020	$2,992.38	$2,992.38
Twelve months ended September 30, 2022	$2,692.75	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,337.53	$1,337.53
December 14, 2017 (the first Creation Basket of the Trust) to September 30, 2022	$1,133.35	$4,776.95	11/9/2021	$82.34	12/14/2018	$1,337.53	$1,337.53

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Trust (ETH) (OTCQX: ETHE) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2022:

Period	(a) Total Number of Shares of ETHE Purchased	(b) Average Price Paid per Share of ETHE	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2022 - July 31, 2022	-	$-	-	$200.0
August 1, 2022 - August 31, 2022	-	-	-	200.0
September 1, 2022 - September 30, 2022	-	-	-	200.0
Total	-	$-	-	$200.0

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Changes to the Audit Committee of the Board of Directors of the Sponsor

On November 4, 2022, the Sponsor of the Trust appointed Hugh Ross, Chief Operating Officer of the Sponsor, to serve on the Audit Committee of the Board. Mr. Ross replaced Barry E. Silbert on the Audit Committee, who will remain as Chairman of the Board. Effective November 4, 2022, the Audit Committee consists of Michael Sonnenshein, Edward McGee, and Hugh Ross.

Hugh Ross, Chief Operating Officer

Hugh Ross, 55, is the Chief Operating Officer of the Sponsor since February 2021. Prior to joining the Sponsor, Mr. Ross served twelve years as Chief Operating Officer of Horizon Kinetics LLC, a New York-based investment manager where he was responsible for the operating infrastructure and various digital asset initiatives. During the ten years immediately preceding his tenure at Horizon Kinetics, Mr. Ross was a Vice President with Goldman Sachs & Co. where he served as Chief Operating Officer of the long-only investment manager research team then-known as Global Manager Strategies (“GMS”), within Goldman Sachs Asset Management (“GSAM”). Mr. Ross also served as a compliance officer for both GSAM and Goldman’s Private Wealth Management business. Prior to joining Goldman Sachs, Mr. Ross worked as an in-house counsel for a transfer agent and started his career as a securities industry attorney representing broker-dealers and investment advisers. Mr. Ross is a graduate of the Goizueta Business School at Emory University (B.B.A) and New York Law School (J.D.).

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1

Participant Agreement, dated October 3, 2022, between Grayscale Investments, LLC and Grayscale Securities, LLC (incorporated by reference to Exhibit 4.1 of the periodic report on Form 8-K filed by the Registrant on October 3, 2022).

10.1

Distribution and Marketing Agreement, dated October 3, 2022, between Grayscale Investments, LLC and Grayscale Securities, LLC (incorporated by reference to Exhibit 10.1 of the periodic report on Form 8-K filed by the Registrant on October 3, 2022).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

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

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Sponsor and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant or such Authorized Participant’s Liquidity Provider.

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

“Ethereum Proof-of-Work” or “ETHPoW”—A type of digital currency based on an open source cryptographic protocol existing on the Ethereum Proof-of-Work network, which came into existence following the Ethereum hard fork on September 15, 2022.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“FINRA”—The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“GAAP”—United States generally accepted accounting principles.

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Quarterly Report, is the only acting Liquidity Provider.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of the Sponsor, which as of the date of this Quarterly Report, is the only acting Authorized Participant.

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

“Liquidity Provider”—A service provider engaged by an Authorized Participant to source ETH on behalf of the Authorized Participant in connection with the creation of Shares.

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

Date: November 4, 2022

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.