Form 10-K
period 2022-12-31
Grayscale Ethereum Trust (ETH)
filed 2023-03-01
CIK 1725210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on June 30, 2022 as reported by the OTC Markets, Inc. on that date: $2,106,284,805.

Number of Shares of the registrant outstanding as of February 23, 2023: 310,158,500.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Ethereum Trust (ETH) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I. Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

•
recent developments in the digital asset economy which have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity;
•
the extreme volatility of trading prices that many digital assets, including ETH, have experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the Shares;
•
the recentness of the development of digital assets and the uncertain medium-to-long term value of the Shares due to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
•
the value of the Shares depending on the acceptance of Digital Assets, such as ETH, which represent a new and rapidly evolving industry;
•
the value of the Shares relating directly to the value of ETH then held by the Trust, the value of which may be highly volatile and subject to fluctuations due to a number of factors;
•
a temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares;
•
the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, which may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
the limited history of the Index;
•
because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share;
•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market;

•
regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
•
a determination that ETH or any other digital asset is a “security” may adversely affect the value of ETH and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust;
•
changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the Shares;
•
regulatory changes or other events in foreign jurisdictions that may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
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
•
the Trust’s reliance on third party service providers to perform certain functions essential to the affairs of the Trust and the challenges replacement of such service providers could pose to the safekeeping of the Trust’s ETH and to the operations of the Trust;
•
the Custodian’s possible resignation or removal by the Sponsor or otherwise, without replacement, which could trigger early termination of the Trust; and
•
additional risk factors discussed in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the SEC.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 97.

This Annual Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

PART I

Item 1. Business

Overview of the Trust and the Shares

Grayscale Ethereum Trust (ETH) (formerly known as Ethereum Investment Trust) (the “Trust”) is a Delaware Statutory Trust that was formed on December 13, 2017, by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act.

The Trust’s purpose is to hold Ethereum (“ETH”), which are digital assets that are created and transmitted through the operations of the peer-to-peer Ethereum Network, a decentralized network of computers that operates on cryptographic protocols. There are several key features of the Ethereum Network. ETH has an unlimited supply and a circulating supply of 120 million coins as of December 31, 2022. As of December 31, 2022, the 24-hour trading volume of ETH was approximately $916.1 million. As of December 31, 2022, the aggregate market value of ETH was $146 billion.

As of December 31, 2022, the Trust holds approximately 2.5% of the ETH in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Ethereum Network. As a decentralized digital asset network, the Ethereum Network consists of several stakeholders, including core developers of Ethereum, users, services, businesses, validators and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of ETH confers no such rights.

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

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

For example, from June 20, 2019 to December 31, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 956% and the average premium was 191%, and the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s Digital Asset Holdings per Share was 60% and the average discount was 18%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between June 20, 2019, to December 31, 2022, has been quoted at a discount on 461 days. As of December 30, 2022, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a discount of 59% to the Trust’s Digital Asset Holdings per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

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

The Trust uses the Index Price to calculate its “Digital Asset Holdings,” which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, other fiat currency, Incidental Rights or IR Virtual Currency), less the U.S. dollar value of the Trust’s expenses and other liabilities calculated in the manner set forth under “—Valuation of ETH and Determination of Digital Asset Holdings.” “Digital Asset Holdings per Share” is calculated by dividing Digital Asset Holdings by the number of Shares currently outstanding. Digital Asset Holdings and Digital Asset Holdings per Share are not measures calculated in accordance with GAAP. Digital Asset Holdings is not intended to be a substitute for the Trust’s NAV calculated in accordance with GAAP, and Digital Asset Holdings per Share is not intended to be a substitute for the Trust’s NAV per Share calculated in accordance with GAAP.

At this time, the Trust is not operating a redemption program for Shares and therefore Shares are not redeemable by the Trust. In addition, the Trust may halt creations for extended periods of time for a variety of reasons, including in connection with forks, airdrops and other similar occurrences. As a result, Authorized Participants are not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Digital Asset Holdings per Share, which may cause the Shares to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s Digital Asset Holdings per Share.

Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s ETH, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium or discount at which the Shares trade on OTCQX over or below such value, respectively, which at times has been substantial.

For a discussion of risks relating to the deviation in the trading price of the Shares from the Digital Asset Holdings per Share, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s Digital Asset Holdings per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, if the Sponsor determines that ETH is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination, the Sponsor does not intend to permit the Trust to continue holding ETH in violation of the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act of 1940 (the “Investment Company Act”)). See “—Description of the Trust Agreement—The Trustee—Termination of the Trust” for additional discussion of the circumstances under which the Trust could be dissolved. See “Item 1A. Risk Factors—Risks Related to the Trust and the Shares—A determination that ETH or any other digital asset is a “security” may adversely affect the value of ETH and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to participate in Digital Asset Markets through an investment in securities. As of December 31, 2022, each Share represented approximately 0.0098 ETH. The logistics of accepting, transferring and safekeeping of ETH are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

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
•
Minimal Credit Risk. The Shares represent an interest in actual ETH owned by the Trust. The Trust’s ETH are not subject to borrowing arrangements with third parties and are subject to only minimal counterparty and credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and futures traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
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

On July 29, 2019, the Sponsor delivered to the Custodian a notice (the “Pre-Creation Abandonment Notice”) stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares (any such time, a “Creation Time”), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time (any such abandonment, a “Pre-Creation Abandonment”); provided that a Pre-Creation Abandonment will not apply to any Incidental Rights and/or IR Virtual Currency if (i) the Trust has taken, or is taking at such time, an Affirmative Action to acquire or abandon such Incidental Rights and/or IR Virtual Currency at any time prior to such Creation Time or (ii) such Incidental Rights and/or IR Virtual Currency has been subject to a previous Pre-Creation Abandonment. An Affirmative Action refers to a written notification from the Sponsor to the Custodian of the Trust’s intention (i) to acquire and/or retain any Incidental Rights and/or IR Virtual Currency or (ii) to abandon, with effect prior to the relevant Creation Time, any Incidental Rights and/or IR Virtual Currency.

In determining whether to take an Affirmative Action to acquire and/or retain an Incidental Right and/or IR Virtual Currency, the Trust takes into consideration a number of factors, including:

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

The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Trust’s legal advisers, tax consultants, and Custodian, and may decide to abandon any Incidental Rights or IR Virtual Currency resulting from a hard fork, airdrop or similar occurrence should the Sponsor conclude, in its discretion, that such abandonment is in the best interests of the Trust. In the event the Sponsor decides to sell any Incidental Right or IR Virtual Currency, it would expect to execute the sale to an Authorized Participant, as principal, through an Authorized Participant, as broker, or with a Liquidity Provider (as defined below in “—Service Providers of the Trust—Authorized Participants”), or other similarly eligible financial institution that is subject to federal and state licensing requirements and maintains practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations. In either case, the Sponsor expects that an Authorized Participant would only be willing to transact with the Sponsor on behalf of the Trust if an Authorized Participant considered it possible to trade the Incidental Right or IR Virtual Currency on a Digital Asset Exchange or other venue to which the Authorized Participant has access. An Authorized Participant has access only to Digital Asset Exchanges or other venues that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each venue.

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

The Ethereum Network is decentralized in that it does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of ETH. Rather, following the initial distribution of ETH, ETH is created, burned and allocated by the Ethereum Network protocol through a process that is currently subject to an issuance and burn rate as further described under “—Limits on ETH Supply” below. The value of ETH is determined by the supply of and demand for ETH on the Digital Asset Exchanges or in private end-user-to-end-user transactions.

New ETH are created and rewarded to the validators of a block in the Ethereum Blockchain for verifying transactions. The Ethereum Blockchain is effectively a decentralized database that includes all blocks that have been validated and it is updated to include new blocks as they are validated. Each ETH transaction is broadcast to the Ethereum Network and, when included in a block, recorded in the Ethereum Blockchain. As each new block records outstanding ETH transactions, and outstanding transactions are settled and validated through such recording, the Ethereum Blockchain represents a complete, transparent and unbroken history of all transactions of the Ethereum Network. For further details, see “—Creation of New ETH.”

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

Development on the Ethereum Network involves building more complex tools on top of smart contracts, such as decentralized apps (DApps); organizations that are autonomous, known as decentralized autonomous organizations (DAOs); and entirely new decentralized networks. For example, a company that distributes charitable donations on behalf of users could hold donated funds in smart contracts that are paid to charities only if the charity satisfies certain pre-defined conditions.

Moreover, the Ethereum Network has also been used as a platform for creating new digital assets and conducting their associated initial coin offerings. As of December 31, 2022, a majority of digital assets were built on the Ethereum Network, with such assets representing a significant amount of the total market value of all digital assets.

More recently, the Ethereum Network has been used for decentralized finance (DeFi) or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. Over the course of 2022, between $20 billion and $98 billion worth of digital assets were locked up as collateral on DeFi platforms on the Ethereum Network.

In addition, the Ethereum Network and other smart contract platforms have been used for creating non-fungible tokens, or NFTs. Unlike digital assets native to smart contract platforms which are fungible and enable the payment of fees for smart contract execution. Instead, NFTs allow for digital ownership of assets that convey certain rights to other digital or real world assets. This new paradigm allows users to own rights to other assets through NFTs, which enable users to trade them with others on the Ethereum Network. For example, an NFT may convey rights to a digital asset that exists in an online game or a DApp, and users can trade their NFT in the DApp or game, and carry them to other digital experiences, creating an entirely new free-market internet-native economy that can be monetized in the physical world.

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

Overview of the Ethereum Network’s Operations

In order to own, transfer or use ETH directly on the Ethereum Network (as opposed to through an intermediary, such as a custodian), a person generally must have internet access to connect to the Ethereum Network. ETH transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending ETH, a user must notify the Ethereum Network of the transaction by broadcasting the transaction data to its network peers. The Ethereum Network provides confirmation against double-spending by memorializing every transaction in the Ethereum Blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending is accomplished through the Ethereum Network validation process, which adds “blocks” of data, including recent transaction information, to the Ethereum Blockchain.

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

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his private key, the user may permanently lose access to the ETH contained in the associated address. Likewise, ETH is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending ETH, a user’s Ethereum Network software program must validate the transaction with the associated private key. In addition, since every computation on the Ethereum Network requires processing power, there is a transaction fee involved with the transfer that is paid by the payor. The resulting digitally validated transaction is sent by the user’s Ethereum Network software program to the Ethereum Network validators to allow transaction confirmation.

Ethereum Network validators record and confirm transactions when they validate and add blocks of information to the Ethereum Blockchain. In proof-of-stake, validators compete to be randomly selected to validate transactions. When a validator is selected to validate a block, it creates that block, which includes data relating to (i) the verification of newly submitted and accepted transactions and (ii) a reference to the prior block in the Ethereum Blockchain to which the new block is being added. The validator becomes aware of outstanding, unrecorded transactions through the data packet transmission and distribution discussed above.

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

Following the launch of the Ethereum Network, ETH supply initially increased through a progressive mining process. Following the introduction of EIP-1559, described below, ETH supply and issuance rate varies based on factors such as recent use of the network.

Proof-of-Work Mining Process

Prior to September 2022, Ethereum operated using a proof-of-work consensus mechanism. Under proof-of-work, in order to incentivize those who incurred the computational costs of securing the network by validating transactions, there was a reward given to the computer that was able to create the latest block on the chain. Every 12 seconds, on average, a new block was added to the Ethereum Blockchain with the latest transactions processed by the network, and the computer that generated this block was awarded a variable amount of ETH, depending on use of the network at the time. In certain mining scenarios, ETH was sometimes sent to another miner if they were also able to find a solution, but their block was not included. This is referred to as an uncle/aunt reward. Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) was guaranteed to be random. The process by which a digital asset was “mined” resulted in new blocks being added to such digital asset’s blockchain and new digital assets being issued to the miners. Prior to the Merge upgrade, described below, computers on the Ethereum Network engaged in a set of prescribed complex mathematical calculations in order to add a block to the Ethereum Blockchain and thereby confirm ETH transactions included in that block’s data.

Proof-of-Stake Process

In the second half of 2020, the Ethereum Network began the first of several stages of an upgrade that was initially known as “Ethereum 2.0.” and eventually became known as the “Merge” to transition the Ethereum Network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism. The Merge was completed on September 15, 2022 and the Ethereum Network has operated on a proof-of-stake model since such time.

Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, miners (sometimes called validators) risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as validating multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work and is sometimes referred to as “virtual mining”. Every 12 seconds, approximately, a new block is added to the Ethereum Blockchain with the latest transactions processed by the network, and the validator that generated this block is awarded ETH.

Limits on ETH Supply

The rate at which new ETH are issued and put into circulation is expected to vary. In September 2022 the Ethereum Network converted from proof-of-work to a new proof-of-stake consensus mechanism. Following the Merge, approximately 1,700 ETH are issued per day, though the issuance rate varies based on the number of validators on the network. In addition, the issuance of new ETH could be partially or completely offset by the burn mechanism introduced by the EIP-1559 modification, under which ETH are removed from supply at a rate that varies with network usage. See “—Modifications to the ETH Protocol.” On occasion, the ETH supply has been deflationary over a 24 hour period as a result of the burn mechanism. The attributes of the new consensus algorithm are subject to change, but in sum, the new consensus algorithm and related modifications reduced total new ETH issuances and could turn the ETH supply deflationary over the long term.

As of December 31, 2022, approximately 120 million ETH were outstanding.

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

For example, in 2019 the Ethereum Network completed a network upgrade called Metropolis that was designed to enhance the usability of the Ethereum Network and was introduced in two stages. The first stage, called Byzantium, was implemented in October 2017. The purpose of Byzantium was to increase the network’s privacy, security, and scalability and reduce the block reward from 5.0 ETH to 3.0 ETH. The second stage, called Constantinople, was implemented in February 2019, along with another upgrade, called St. Petersburg. Another network upgrade, called Istanbul, was implemented in December 2019. The purpose of Istanbul was to make the network more resistant to denial of service attacks, enable greater ETH and Zcash interoperability as well as other Equihash-based proof-of-work digital assets, and to increase the scalability and performance for solutions on zero-knowledge privacy technology like SNARKs and STARKs. The purpose of these upgrades was to prepare the Ethereum Network for the introduction of a proof-of-stake algorithm and reduce the block reward from 3.0 ETH to 2.0 ETH. In the second half of 2020, the Ethereum Network began the first of several stages of an upgrade culminating in the Merge. The Merge amended the Ethereum Network’s consensus mechanism to include proof-of-stake. Forthcoming upgrades will include sharding. The purpose of sharding is to increase scalability of a database, such as a blockchain, by splitting the data processing responsibility among many nodes, allowing for parallel processing and validation of transactions. This contrasts with the existing Ethereum Blockchain, which requires each node to process and validate every transaction.

In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate the fees paid to miners (now validators). This new methodology splits fees into two components: a base cost and priority fee. The base cost is now removed from circulation, or “burnt”, and the priority fee is paid to validators. EIP-1559 has reduced the total net issuance of ETH fees to validators. The release of updates to the Ethereum Network’s source code does not guarantee that the updates will be automatically adopted. Users and validators must accept any changes made to the Ethereum source code by downloading the proposed modification of the Ethereum Network’s source code. A modification of the Ethereum Network’s source code is only effective with respect to the Ethereum users and validators that download it. If a modification is accepted only by a percentage of users and validators, a division in the Ethereum Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” could adversely affect an investment in the Shares.” Consequently, as a practical matter, a modification to the source code becomes part of the Ethereum Network only if accepted by participants collectively having a majority of the validation power on the Ethereum Network.

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

ETH Value

Digital Asset Exchange Valuation

The value of ETH is determined by the value that various market participants place on ETH through their transactions. The most common means of determining the value of an ETH is by surveying one or more Digital Asset Exchanges where ETH is traded publicly and transparently (e.g., Coinbase Pro, Binance.US, Kraken and LMAX Digital). Additionally, there are over-the-counter dealers or market makers that transact in ETH.

Digital Asset Exchange Public Market Data

On each online Digital Asset Exchange, ETH is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro or by the widely used cryptocurrency Bitcoin. Over-the-counter dealers or market makers do not typically disclose their trade data.

As of December 31, 2022, the Digital Asset Exchanges included in the Index are Coinbase Pro, Kraken and LMAX Digital. As further described below, the Sponsor and the Trust reasonably believe each of these Digital Asset Exchanges are in material compliance with applicable U.S. federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

Coinbase Pro: A U.S.-based exchange registered as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”) and licensed as a virtual currency business under the New York State Department of Financial Services’ (“NYDFS”) BitLicense as well as a money transmitter in various U.S. states.

Kraken: A U.S.-based exchange registered as an MSB with FinCEN and licensed as a money transmitter in various U.S. states. Kraken does not hold a BitLicense.

LMAX Digital: A U.K.-based exchange registered as a broker with FCA. LMAX Digital does not hold a BitLicense.

Currently, there are several Digital Asset Exchanges operating worldwide and online Digital Asset Exchanges represent a substantial percentage of ETH buying and selling activity and provide the most data with respect to prevailing valuations of ETH. These exchanges include established exchanges such as exchanges included in the Index which provide a number of options for buying and selling ETH. The below table reflects the trading volume in ETH and market share of the ETH-U.S. dollar trading pairs of each of the Digital Asset Exchanges included in the Index as of December 31, 2022, using data reported by the Index Provider since the inception of the Trust:

Digital Asset Exchanges included in the Index as of December 31, 2022(1)	Volume (ETH)	Market Share(2)
Coinbase Pro	370,791,551	33.70%
Kraken	127,203,143	11.56%
LMAX Digital	61,103,304	5.55%
Total ETH-U.S. Dollar trading pair	559,097,998	50.81%

(1)
Effective July 23, 2022, the Index Provider removed Bitstamp from the Index due to the exchange failing the minimum liquidity requirement, and added FTX.US as a Constituent Exchange due to the exchange meeting the minimum liquidity requirement as part of its scheduled quarterly review. Effective November 10, 2022, the Index Provider removed FTX.US from the Index due to FTX.US’s announcement that trading on the exchange may be halted which would impact FTX.US’s ability to reliably publish trade prices and volumes on a real-time basis through APIs, and did not add any Constituent Exchanges as part of its review. Effective January 28, 2023, the Index Provider added Binance.US to the Index due to the exchange meeting the minimum liquidity requirement, and did not remove any Constituent Exchanges as part of its quarterly review.
(2)
Market share is calculated using trading volume (in ETH) provided by the Index Provider for certain Digital Asset Exchanges, including Coinbase Pro, Kraken, and LMAX Digital, as well as certain other large U.S.-dollar denominated Digital Asset Exchanges that were not included in the Index as of December 31, 2022, including Bitstamp, (included from December 14, 2017), Binance.US (included from April 1, 2020), Bittrex (included from July 31, 2018), Bitfinex, ErisX (including from October 1, 2020), Gemini, HitBTC (included from June 13, 2019 through March 31, 2020), itBit (included from December 27, 2018), OKCoin (included from December 25, 2018) and FTX.US (included from July 1, 2021 through November 12, 2022),

The domicile, regulation and legal compliance of the Digital Asset Exchanges included in the Index varies. Information regarding each Digital Asset Exchange may be found, where available, on the websites for such Digital Asset Exchanges, among other places.

Although the Index is designed to accurately capture the market price of ETH, third parties may be able to purchase and sell ETH on public or private markets not included among the constituent Digital Asset Exchanges of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of ETH on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2022, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Index and the Index Price was 1.07% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Exchange included in the Index and the Index Price was 0.45%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Exchanges included in the Index and the Index Price was 0.002%. All

Digital Asset Exchanges that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of ETH.

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

Prior to February 1, 2022, the Trust valued its ETH for operational purposes by reference to a volume-weighted average index price (the “Old Index Price”) of an ETH in U.S. dollars calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time, derived from the selected Digital Asset Exchanges reflected in the Index on such trade date. The Old Index Price was calculated using the same methodology as the Index Price with an additional averaging mechanism overlaid to the price produced resulting in the Old Index Price reflecting an average price for the 24-hour period. In other words, the Index Price is the price of an ETH at 4:00 p.m., New York time, calculated based on the price and trading volume data of the Digital Asset Exchanges included in the Index over the preceding 24-hour period, whereas the Old Index Price was the price of an ETH at 4:00 p.m., New York time, calculated by taking the average of each price of an ETH produced by the Index over the preceding 24-hour period.

All references to the Digital Asset Holdings and Digital Asset Holdings per Share of the Trust in this report have been calculated using the Index Price unless indicated otherwise.

Constituent Exchange Selection

The Digital Asset Exchanges that are included in the Index are selected by the Index Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For an exchange to become a Constituent Exchange, it must satisfy the criteria listed below (the “Inclusion Criteria”):

•
Sufficient liquidity;
•
No trading restrictions on individuals or entities that would otherwise meet the exchanges eligibility requirements to trade;
•
Real-time price discovery;
•
Limited or no capital controls;
•
Transparent ownership including a publicly owned ownership entity;
•
Applicable legal and regulatory compliance;
•
Be a US-domiciled exchange or a non-US domiciled exchange that is able to service US investors;
•
Offer programmatic spot trading of the trading pair;
•
Reliably publish trade prices and volumes on a real-time basis through APIs;
•
No undisclosed restrictions on deposits or withdrawals from user accounts;
•
Must have a publicly known ownership entity; and
•
Have KYC, AML and other policies designed to comply with relevant regulations that might apply to it, or its users based on relevant jurisdictions.

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

The Index Provider and the Sponsor have entered into the index license agreement, dated as of February 1, 2022 (the “Index License Agreement”), governing the Sponsor’s use of the Index Price. Pursuant to the terms of the Index License Agreement, the Index Provider may adjust the calculation methodology for the Index Price without notice to, or consent of, the Trust or its shareholders. The Index Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Index Provider has sole discretion over the determination of Index Price and may change the methodologies for determining the Index Price from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Index Price in the Trust’s current reports and will be notified of all other changes that the Sponsor considers significant in the Trust’s periodic or current reports. The Trust will determine the materiality of any changes to the Index Price on a case-by-case basis, in consultation with external counsel.

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

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate the Index Price for a digital asset. For example, the Constituent Exchanges used to calculate the Index Price of the digital asset are Coinbase Pro, Kraken, LMAX Digital, and Bitstamp.

•
Volume Weighting: Each Constituent Exchange will be weighted to appropriately reflect the trading volume share of the Constituent Exchange relative to all the Constituent Exchanges during this same period. For example, an average hourly weighting of 67.06%, 11.88%, 14.57%, and 6.49% for Coinbase Pro, Kraken, LMAX Digital and Bitstamp, respectively, would represent each Constituent Exchange’s share of trading volume during the same period.
•
Inactivity Adjustment: Assume that a Constituent Exchange represented a 14% weighting on the Index Price of digital asset, which is based on the per-second calculations of its trading volume and price-variance relative to the cohort of Constituent Exchanges included in such Index, and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start de-weighting the Constituent Exchange at the 3-minute mark and continue to do so over a 7-minute period until its influence was effectively zero, 10 minutes after becoming inactive. As soon as trading activity resumed at the Constituent Exchange, the index algorithm would re-weight it to the appropriate weighting based on trading volume and price-variance relative to the cohort of Constituent Exchanges included in the Index. Due to the period of inactivity, it would re-weight the Constituent Exchange activity to a weight lower than its original weighting—for example, to 12%.
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

Determination of the Index Price When Index Price is Unavailable

On January 11, 2022, the Sponsor changed the cascading set of rules used to determine the Index Price. The Sponsor uses the following cascading set of rules to calculate the Index Price. For the avoidance of doubt, the Sponsor will employ the below rules sequentially and in the order as presented below, should one or more specific rule(s) fail:

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
3.
Index Price = The price set by the Trust’s principal market (the “Tertiary Pricing Option”) as of 4:00 p.m., New York time, on the valuation date. The Tertiary Pricing Option is a spot price derived from the principal market’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m., New York time, and is provided to the Sponsor via an application programming interface. If the Tertiary Pricing Option becomes unavailable, or if the Sponsor determines in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Tertiary Pricing Provider to obtain the Tertiary Pricing Option directly from the Tertiary Pricing Provider. If after such contact the Tertiary Pricing Option remains unavailable after such contact or the Sponsor continues to believe in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
4.
Index Price = The Sponsor will use its best judgment to determine a good faith estimate of the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.

In the event of a fork, the Index Provider may calculate the Index Price based on a digital asset that the Sponsor does not believe to be the appropriate asset that is held by the Trust. In this event, the Sponsor has full discretion to use a different index provider or calculate the Index Price itself using its best judgment.

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth above, or change the cascading set of rules set forth above at any time.

Forms of Attack Against the Ethereum Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Ethereum Network contains certain flaws. For example, the Ethereum Network is currently vulnerable to a “51% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the staked ETH, a malicious actor would be able to gain full control of the network and the ability to manipulate the Ethereum Blockchain. As of the date of this Annual Report, the top three largest staking pools controlled just under 50% of the ETH staked on the Ethereum Network.

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and in the transfer of Ethereum. Any similar attacks on the Ethereum Network that impact the ability to transfer ETH could have a material adverse effect on the price of ETH and the value of the Shares.

Market Participants

Validators

In proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as validating multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins.

A validator is a node on a proof of stake blockchain that is responsible for securing the network, storing the history of transactions and confirming the validity of new transactions added to the next block in the chain. On the Ethereum Network, a validator must stake 32 ETH in order to participate in maintaining the network. When a validator confirms a transaction, the validator receives a fee, sometimes referred to as a block reward. Validators range from Ethereum enthusiasts to professional operations that design and build dedicated machines and data centers. During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum Network, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions, such as Flashbots, have been developed which facilitate validators in capturing MEV produced by these increased fees. See “—Creation of New ETH” and

“—Proof-of-Stake Process” above.

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

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of ETH. For example, Coinbase Pro, Binance.US, Kraken, and LMAX Digital are some of the largest Digital Asset Exchanges by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store ETH for users. As the Ethereum Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Ethereum Network.

Competition

As of December 31, 2022, more than 22,000 other digital assets, as tracked by CoinMarketCap.com, have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While ETH has enjoyed some success in its limited history, the aggregate value of outstanding ETH is smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. In addition, while ETH was the first digital asset with a network that served as a smart contracts platform, a number of newer digital assets also function as smart contracts platforms, including Solana, Avalanche and Cardano. Some industry groups are also creating private, permissioned blockchain versions of Ethereum. For example, J.P. Morgan and others are developing an open source platform called Quorum, which is described as a version of Ethereum designed for use by the financial services industry.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings are subject to securities regulations. The outcomes of these proceedings, as well as ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. At the same time, the chair has also stated that the SEC has authority under existing laws to regulate the digital asset sector.

The SEC has also recently proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule under Rule 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. In addition, it is possible the market turbulence in late 2022, which led to the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil, could lead to increased SEC or criminal investigations, enforcement, and/or other regulatory activity across the digital asset ecosystem. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ETH, validating activity or the operation of the Ethereum Network or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares,” “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—A determination that ETH or any other digital asset is a “security” may adversely affect the value of ETH and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Changes in SEC policy could adversely impact the value of the Shares.”

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
•
The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), has made its way through the House of Commons and is expected to work through the House of Lords and become law in 2023. The FSMB would bring digital asset activities within the scope of existing laws governing financial institutions, markets and assets.
•
The European Council of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA is expected to pass the European Parliament in 2023 and come into effect in 2024.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Exchanges. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of ETH by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Ethereum ecosystem in the United States and globally, or otherwise negatively affect the value of ETH held by the Trust. The effect of any future regulatory change on the Trust or the ETH held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ETH, validating activity or the operation of the Ethereum Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.”

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

Although the redemption of Shares is provided for in the Trust Agreement, the redemption of Shares is not currently permitted and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, this will allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s ETH, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value, or cause the Shares to trade at a discount to such value, which at times has been substantial.

Each Share represented approximately 0.0098 ETH as of December 31, 2022. Each Share in the initial Baskets represented approximately 0.0111 ETH. The decrease in the number of ETH represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of ETH to pay the Sponsor’s Fee and any Additional Trust Expenses. The number of ETH required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s ETH to pay the Sponsor’s Fee and any Additional Trust Expenses. The Trust will not accept or distribute cash in exchange for Baskets other than upon its dissolution. Authorized Participants may sell to other investors the Shares they purchase from the Trust only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares— Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

The Sponsor will determine the Trust’s Digital Asset Holdings on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the Digital Asset Holdings per Share, which equals the Digital Asset Holdings divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share on the Trust’s website, www.grayscale.com/products/grayscale-ethereum-trust/, as soon as practicable after the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share have been determined by the Sponsor. See “—Valuation of ETH and Determination of Digital Asset Holdings.”

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

ETH pricing information is available on a 24-hour basis from various financial information service providers or Ethereum Network information sites such as Tradeblock.com or CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Exchanges. As of December 31, 2022, the constituent Digital Asset Exchanges of the Index were Coinbase Pro, LMAX Digital and Kraken. The Index Provider may remove or add Digital Asset Exchanges to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

The Trust’s Sponsor is Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, CT 06902 and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth under “—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable” above, or change the cascading set of rules set forth above at any time.

Distribution and Marketing Agreement

Effective October 3, 2022, the Sponsor has entered into a distribution and marketing agreement (the “Distribution and Marketing Agreement”) with Grayscale Securities, LLC, a Delaware limited liability company, (“Grayscale Securities”), a wholly owned subsidiary of the Sponsor and an affiliate and related party of the Trust to assist the Sponsor in distributing the Shares, developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust.

On October 3, 2022, in connection with the entry into the Distribution and Marketing Agreement with Grayscale Securities, the Sponsor and Genesis Global Trading, Inc. (“Genesis”) agreed to terminate the distribution and marketing agreement, dated November 15, 2019, among the Sponsor, the Trust and Genesis, pursuant to which Genesis assisted the Sponsor in distributing the Shares. As a result, effective October 3, 2022, Genesis has no longer acted as the distributor and marketer of the Shares of the Trust.

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

Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own an ETH wallet address that is known to the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s designated representative engaged to source digital assets on behalf of the Authorized Participant (each such representative, a “Liquidity Provider”). A list of the current Authorized Participants can be obtained from the Sponsor. Prior to October 3, 2022, Genesis (in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant, and was party to a participant agreement with the Sponsor and the Trust.

Effective October 3, 2022, the Sponsor entered into a Participant Agreement with Grayscale Securities, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust, and terminated its participant agreement with Genesis, dated January 11, 2019, among the Sponsor, the Trust and Genesis, which provided the procedures for the creation of Shares. As a result, since October 3, 2022, Genesis ceased acting as an Authorized Participant of the Trust, but serves as a Liquidity Provider to Grayscale Securities.

As of the date of this Annual Report, Grayscale Securities is the only acting Authorized Participant and has engaged Genesis as its only Liquidity Provider. The Sponsor intends to engage additional Authorized Participants that are unaffiliated with the Trust in the future.

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

Under the Custodian Agreement, each of the Custodian and the Trust has agreed to indemnify and hold harmless the other party from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of or related to the Custodian’s or the Trust’s, as the case may be, breach of the Custodian Agreement, inaccuracy in any of the Custodian’s or the Trust’s, as the case may be, representations or warranties in the Custodian Agreement, or the Trust’s violation, or the Custodian’s knowing violation, of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the other such party. In addition, the Trust has agreed to indemnify the Custodian with respect to any Incidental Rights or IR Virtual Currency abandoned by the Trust and any tax liability relating thereto or arising therefrom.

The Custodian and its affiliates may from time to time purchase or sell ETH for their own accounts and as agent for their customers or Shares for their own accounts. The foregoing notwithstanding, ETH in the Digital Asset Account are not treated as general assets of the Custodian, and cannot be commingled with any other digital assets held by the Custodian. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the ETH in the Digital Asset Account are considered fiduciary assets that remain the Trust’s property at all times.

Once each calendar year, the Sponsor or the Trust may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that all representations and warranties made by the Custodian in the Custodian Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year. In addition, the Custodian has agreed to allow the Trust and the Sponsor to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.

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

Once generated, private keys are encrypted, separated into “shards”, and then further encrypted. After the key generation ceremony, all materials used to generate private keys, including computers, are destroyed. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Trust.

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

Transfers of ETH to the Digital Asset Account will be available to the Trust once processed on the Blockchain.

Subject to obtaining regulatory approval to operate a redemption program and authorization of the Sponsor, the process of accessing and withdrawing ETH from the Trust to redeem a Basket by an Authorized Participant will follow the same general procedure as transferring ETH to the Trust to create a Basket by an Authorized Participant, only in reverse. See “—Description of Creation of Shares.”

The Distributor and Marketer

Prior to October 3, 2022, Genesis was the distributor and marketer of the Shares. Since October 3, 2022, Grayscale Securities is the distributor and marketer of the Shares, and Genesis ceased acting as the distributor and marketer of the Shares of the Trust. Grayscale Securities is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as distributor and marketer, Grayscale Securities assists the Sponsor in developing an ongoing marketing plan for the Trust; preparing marketing materials regarding the Shares, including the content on the Trust’s website, www.grayscale.com/products/grayscale-ethereum-trust/; and executing the marketing plan for the Trust. Genesis and Grayscale Securities are each affiliates of the Sponsor.

The Sponsor has entered into a Distribution and Marketing Agreement with Grayscale Securities. The Sponsor may engage additional or successor distributors and marketers in the future.

Description of the Shares

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Shares. Shares will be issued only in Baskets (a Basket equals a block of 100 Shares) in connection with creations. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. The Shares are quoted on OTCQX under the ticker symbol “ETHE”. On December 17, 2020, the Trust completed a 9-for-1 Share split of the Trust’s issued and outstanding Shares. In connection with the Share Split, shareholders of record on December 14, 2020 received eight additional Shares of the Trust for each Share held. The number of outstanding Shares and per-Share amounts disclosed for periods prior to December 17, 2020 have been retroactively adjusted to reflect the effects of the Share Split, as applicable.

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

Distributions

Pursuant to the terms of the Trust Agreement, the Trust may make distributions on the Shares in-cash or in-kind, including in such form as is necessary or permissible for the Trust to facilitate its shareholders’ access to any Incidental Rights or to IR Virtual Currency.

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

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 100 Shares. As of December 31, 2022, each Share represented approximately 0.0098 ETH. See “—Description of Creation of Shares.” The creation of a Basket requires the delivery to the Trust of the number of ETH represented by one Share immediately prior to such creation multiplied by 100. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

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

Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

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

The Trust will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Trust will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Trust, or the distribution by the Trust, of the number of whole and fractional ETH represented by each Basket being created, which is determined by dividing (x) the number of ETH owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation order, after deducting the number of ETH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ETH (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Basket Amount”). All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. The Basket Amount multiplied by the number of Baskets being created is the “Total Basket Amount.” The number of ETH represented by a Share will gradually decrease over time as the Trust’s ETH are used to pay the Trust’s expenses. As of December 31, 2022, each Share represented approximately 0.0098 ETH. Information regarding the number of ETH represented by each Share is posted to the Trust’s website daily at www.grayscale.com/products/grayscale-ethereum-trust/.

Authorized Participants are the only persons that may place orders to create Baskets. Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own an ETH wallet address that is recognized by the Custodian as belonging to the Authorized Participant or such Authorized Participant’s Liquidity Provider. An Authorized Participant may act for its own account or as agent for investors who have entered into a subscription agreement with the Authorized Participant (each such investor, an “Investor”). An Investor that enters into a subscription agreement with an Authorized Participant subscribes for Shares by submitting a purchase order and paying a subscription amount, either in U.S. dollars or in ETH, to the Authorized Participant.

An Investor may pay the subscription amount in cash or ETH. In the event that the Investor pays the subscription amount in cash, the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, purchases ETH in a Digital Asset Market or, to the extent the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, already holds ETH, the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, may contribute such ETH to the Trust. Depending on whether the Investor wires cash to the Authorized Participant before or after 4:00 p.m. New York time, the Investor’s Shares will be created based on the same or next business day’s Digital Asset Holdings and the risk of any price volatility in ETH during this time will be borne by the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant. The Authorized Participant will receive Shares of the Trust, and the Shares will then be registered in the name of the Investor. In the event that the Investor pays the subscription amount in ETH, the Investor will transfer such ETH to the Authorized Participant, which will contribute such ETH in kind to the Trust, and receive Shares of the Trust, and the Shares will then be registered in the name of the Investor. For the avoidance of doubt, in either case, the Authorized Participant will act as the agent of the Investor with respect to the contribution of ETH to the Trust in exchange for Shares.

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

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation of Baskets, but there may be transaction fees associated with the validation of the transfer of ETH by the Ethereum Network. Authorized Participants, or a Liquidity Provider on behalf of an Authorized Participant, who deposit ETH with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The following description of the procedures for the creation of Baskets is only a summary and shareholders should refer to the relevant provisions of the Trust Agreement and the form of Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may order one or more Creation Baskets from the Trust by placing a creation order with the Sponsor no later than 4:00 p.m., New York time, which the Sponsor will accept or reject. By placing a creation order, an Authorized Participant agrees to transfer the Total Basket Amount from the ETH wallet address that is known to the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s Liquidity Provider, to the Digital Asset Account.

All creation orders are accepted (or rejected) by the Sponsor on the business day on which the relevant creation order is placed. If a creation order is accepted, the Sponsor will calculate the Total Basket Amount on the same business day, which will be the trade date, and will communicate the Total Basket Amount to the Authorized Participant. The Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, must transfer the Total Basket Amount to the Trust no later than 6:00 p.m., New York time, on the trade date. The expense and risk of delivery, ownership and safekeeping of ETH will be borne solely by the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant until such ETH have been received by the Trust.

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

Suspension or Rejection of Orders and Total Basket Amount

The creation of Shares may be suspended generally, or refused with respect to particular requested creations, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegates make it for all practical purposes not feasible to process such creation orders. The Sponsor may reject an order or, after accepting an order, may cancel such order by rejecting the Total Basket Amount if (i) such order is not presented in proper form as described in the Participant Agreement, (ii) the transfer of the Total Basket Amount comes from an account other than an ETH wallet address that is known to the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s Liquidity Provider, or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or Total Basket Amount.

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

Valuation of ETH and Determination of Digital Asset Holdings

The Sponsor will evaluate the ETH held by the Trust and determine the Digital Asset Holdings of the Trust in accordance with the relevant provisions of the Trust Documents. The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s ETH and the Digital Asset Holdings calculations, which is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.

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

In the event that the Sponsor determines that the primary methodology used to determine the Index Price is not an appropriate basis for valuation of the Trust’s ETH, the Sponsor will utilize the cascading set of rules as described in “—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price.” In addition, in the event that the Trust holds any Incidental Rights and/or IR Virtual Currency, the Sponsor may, at its discretion, include the value of such Incidental Rights and/or IR Virtual Currency in the determination of the Digital Asset Holdings, provided that the Sponsor has determined in good faith a method for assigning an objective value to such Incidental Rights and/or IR Virtual Currency. At this time, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for the purposes of determining the Digital Asset Holdings or the Digital Asset Holdings per Share.

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

In the event of a hard fork of the Ethereum Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Ethereum Network, is generally accepted as the network for ETH and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including (but not limited to) the following: (i) the Sponsor’s beliefs regarding expectations of the core developers of ETH, users, services, businesses, validators and other constituencies and (ii) the actual continued acceptance of, validating power on, and community engagement with the Ethereum Network.

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

and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering ETH, Incidental Rights and/or IR Virtual Currency. Generally, the Sponsor will cover such expenses on behalf of the Trust and the Trust will reimburse the Sponsor by delivering to the Sponsor ETH, Incidental Rights and/or IR Virtual Currency in an amount equal to such expenses. When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, ETH, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

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

Disposition of ETH, Incidental Rights and/or IR Virtual Currency

To cause the Trust to pay the Sponsor’s Fee, the Sponsor will instruct the Custodian to (i) withdraw from the Digital Asset Account the number of ETH, Incidental Rights and/or IR Virtual Currency, determined as described above in “—Expenses; Sales of ETH,” equal to the accrued but unpaid Sponsor’s Fee and (ii) transfer such ETH, Incidental Rights and/or IR Virtual Currency to an account maintained by the Custodian for the Sponsor at such times as the Sponsor determines in its absolute discretion. In addition, if the Trust incurs any Additional Trust Expenses, the Sponsor or its delegates (i) will instruct the Custodian to withdraw from the Digital Asset Account ETH, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such ETH, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such ETH, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses. The Sponsor’s Fee and Additional Trust Expenses payable by the Trust will generally be paid in ETH. Shareholders do not have the option of choosing to pay their proportionate shares of Additional Trust Expenses in lieu of having their shares of Additional Trust Expenses paid by the Trust’s delivery or disposition of ETH, Incidental Rights and/or IR Virtual Currency. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, the transfer or sale of ETH, Incidental Rights and/or IR Virtual Currency to pay the Trust’s expenses will be a taxable event for shareholders. See “Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

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

The quantity of ETH, Incidental Rights or IR Virtual Currency to be delivered to the Sponsor or other relevant payee in payment of the Sponsor’s Fee or any Additional Trust Expenses, or sold to permit payment of Additional Trust Expenses, will vary from time to time depending on the level of the Trust’s expenses and the value of ETH, Incidental Rights or IR Virtual Currency held by the Trust. See “—Expenses; Sales of ETH.” Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of ETH, Incidental Rights and IR Virtual Currency by the Trust for the payment of expenses will be a taxable event to shareholders. See “—Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

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

Any shareholders seeking to bring a derivative action may determine whether the 10.0% ownership threshold required to bring a derivative action has been met by dividing the number Shares owned by such shareholders by the total number of Shares outstanding. Shareholders may determine the total number of Shares outstanding by reviewing the Trust’s annual filings on Form 10-K, quarterly filings on Form 10-Q and current reports on Form 8-K reporting sales of unregistered securities pursuant to Item 3.02 thereof, or by requesting the number of Shares outstanding at any time from the Sponsor pursuant to Sections 7.2 and 8.1 of the Trust Agreement and Section 3819(a) of the DSTA. Because the Trust is a grantor trust, it may only issue one class of securities, the Shares.

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

The Sponsor may determine that it is desirable or advisable to discontinue the affairs of the Trust for a variety of reasons. For example, the Sponsor may terminate the Trust if ETH is asserted, or ultimately determined, to be a security under the federal securities laws by the SEC or a federal court.

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

Account; Location of ETH

The Trust’s Digital Asset Account is a segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s ETH, on the Trust’s behalf. Private key shards associated with the Trust’s ETH are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes. The Custodian requires written approval of the Trust prior to changing the location of the private key shards, and therefore the Trust’s ETH, to a location outside of the United States. The Digital Asset Account uses offline storage, or cold storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet.

The Custodian Agreement states that the Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the ETH in the Digital Asset Account are considered fiduciary assets that remain the Trust’s property at all times and are not treated as general assets of the Custodian. Under the Custodian Agreement, the Custodian represents and warrants that it has no right, interest, or title in the ETH held in the Digital Asset Account, and agrees that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate such digital assets. The Custodian does not reflect such digital assets as an asset on the balance sheet of the Custodian, but does reflect the obligation to safeguard such digital assets with a corresponding asset measured at fair value for such obligation. The Custody Agreement also contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”). The Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate, although due to the novelty of digital assets courts have not yet considered this type of treatment for custodied digital assets. See “Item 1A. Risk Factors— Risk Factors Related to the Trust and the Shares— The Trust relies on third party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ETH and to the operations of the Trust.”

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

Insurance

Pursuant to the terms of the Custodian Agreement, the Custodian is required to maintain insurance in such types and amounts as are commercially reasonable for the custodial services provided by the Custodian. The Custodian has advised the Sponsor that it has insurance coverage pursuant to policies held by Coinbase Global, Inc. (“Coinbase”), which procures fidelity (or crime) insurance coverage of up to $320 million. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Trust’s ETH, resulting from theft, including internal theft by employees of Coinbase and its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries.

Deposits, Withdrawals and Storage; Access to the Digital Asset Account

The Custodial Services (i) allow ETH to be deposited from a public blockchain address to the Digital Asset Account and (ii) allow the Trust or Sponsor to withdraw ETH from the Digital Asset Account to a public blockchain address the Trust or the Sponsor controls (each such transaction is a “Custody Transaction”).

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits, in each case as communicated to the Trust and the Sponsor as soon as reasonably practicable where the Custodian is permitted to do so, or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodian may suspend or restrict the Trust’s and Sponsor’s access to the Custodial Services, and/or deactivate, terminate or cancel the Digital Asset Account if the Trust or Sponsor has taken certain actions, including any Prohibited Use or Prohibited Business as set forth in the Custodian Agreement or if the Custodian is required to do so by a subpoena, court order, or other binding government order.

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

Subject to certain exceptions in the Custodian Agreement, the Trust, the Sponsor and their authorized representatives will be able to access the Digital Asset Account via the Custodian’s website in order to check information about the Digital Asset Account, deposit ETH to the Digital Asset Account or initiate a Custody Transaction (subject to the timing described above).

The Custodian makes no other representations or warranties with respect to the availability and/or accessibility of ETH or the availability and/or accessibility of the Digital Asset Account or Custodial Services.

Subject to any legal and regulatory requirements, in order to support the Trust’s ordinary course of deposits and withdrawals, which involves, or will in the future involve, deposits from and withdrawals to Digital Asset Accounts owned by any Authorized Participant, or its Liquidity Provider, the Custodian will use commercially reasonable efforts to cooperate with the Trust and Sponsor to design and put in place via the Custodial Services a secure procedure to allow Authorized Participants to receive an ETH address for deposits by Authorized Participants, or a Liquidity Provider on behalf of an Authorized Participant, and to initiate withdrawals to ETH addresses controlled by Authorized Participants, or their Liquidity Providers.

The Custodian Agreement further provides that the Trust’s and the Sponsor’s auditors or third-party accountants upon 30 days’ advance written notice, have inspection rights to inspect, take extracts from and audit the records maintained with respect to the Digital Asset Account. Such auditors or third-party accountants are not obligated under the Custodian Agreement to exercise their inspection rights.

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

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records of its services pursuant to the Custodian Agreement, and such records must be retained by the Custodian for no less than seven years. The Custodian Agreement also provides that the Custodian will permit, to the extent it may legally do so, the Trust’s or the Sponsor’s auditors or third-party accountants, upon reasonable notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control system and procedures are in place as the Trust or the Sponsor may reasonably request. The Custodian is obligated to notify the Trust and the

Sponsor of any audit report prepared by its internal or independent auditors if such report reveals any material deficiencies or makes any material objections.

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

Annual Certificate and Report

Once each calendar year, the Sponsor or Trust may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that all representations and warranties made by the Custodian in the Custodian Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year.

Once each calendar year, the Trust and the Sponsor will be entitled to request that the Custodian provide a copy of its most recent SOC 1 and SOC 2 reports, which are required to be dated within one year prior to such request. The Custodian reserves the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodian does not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Sponsor and the Trust will be entitled to terminate the Agreement.

Standard of Care; Limitations of Liability

The Custodian will use best efforts to keep in safe custody on behalf of the Trust all ETH received by the Custodian. The Custodian is liable to the Sponsor and the Trust for the loss of any ETH to the extent that the Custodian directly caused such loss through a breach of the Custodian Agreement and the Custodian is required to return to the Trust a quantity equal to the quantity of any such lost ETH. In addition, if the Trust or the Sponsor is unable to timely withdraw ETH from the Digital Asset Account due to the Custodian’s systems being offline or otherwise unavailable for a period of 48 hours or more, the Custodian will use its best efforts to provide the Sponsor and the Trust with an amount of ETH that is equivalent to any pending withdrawal amounts in order to permit the Sponsor and the Trust to carry on processing withdrawals.

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

Indemnity

Each of the Custodian and the Trust has agreed to indemnify and hold harmless the other such parties from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of the Custodian’s or the Trust’s, as the case may be, breach of the Custodian Agreement, inaccuracy in any of the Custodian’s or the Trust’s, as the case may be, representations or warranties in the Custodian Agreement, or the Custodian’s or the Trust’s, as the case may be, knowing, in the case of the Custodian, violation of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the other such party. In addition, the Trust has agreed to indemnify the Custodian with respect to any Incidental Rights or IR Virtual Currency abandoned by the Trust and any tax liability relating thereto or arising therefrom.

Fees and Expenses

The Custodian Fee is an annualized fee charged monthly that is a percentage of the Trust’s monthly assets under custody. Following the second anniversary of the Custodian Agreement, the fee may be adjusted by the Custodian with at least six months’ advance notice. Any changes to the fee will be agreed to by the Trust and the Sponsor and the Custodian in writing. To the extent the parties cannot reach an agreement regarding any modifications in pricing, either party may elect to terminate the Custodian Agreement. It is the Trust’s and the Sponsor’s sole responsibility to determine whether, and to what extent, any taxes apply to any deposits or withdrawals conducted through the Custodial Services.

Term; Renewal

Subject to each party’s termination rights, the Custodian Agreement is for a term of two years. Thereafter, the Custodian Agreement automatically renews for successive terms of one year, unless either party elects not to renew, by providing no less than thirty days’ written notice to the other party prior to the expiration of the then-current term, or unless terminated earlier as provided herein.

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

If the IRS were to disagree with, and successfully challenge, certain positions the Trust may take, including with respect to Incidental Rights and IR Virtual Currency, the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Pre-Creation Abandonment Notice to the Custodian, stating that the Trust is irrevocably abandoning, effective immediately prior to each Creation Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than ETH as of any date on which it creates Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The remainder of this discussion is based on the assumption that the Trust will be treated as a grantor trust for U.S. federal income tax purposes.

Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets

Each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the ETH (and any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the provisions of the Code relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be significant uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the prices of digital assets, including the price of ETH in the Digital Asset Market, and therefore could have an adverse effect on the value of Shares. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, a Trust will hold certain types of digital assets that are not within the scope of the Notice.

The remainder of this discussion assumes that ETH, and any Incidental Rights or IR Virtual Currency that the Trust may hold, is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

Shareholders are urged to consult their tax advisers regarding the tax consequences of an investment in the Trust and in digital assets in general, including, in the case of shareholders that are generally exempt from U.S. federal income taxation, whether such shareholders may recognize “unrelated business taxable income” (“UBTI”) as a consequence of a fork, airdrop or similar occurrence.

Incidental Rights and IR Virtual Currency

It is possible that, in the future, the Trust will hold Incidental Rights and/or IR Virtual Currency that it receives in connection with its investment in ETH. The uncertainties with respect to the treatment of digital assets for U.S. federal income tax purposes, described above, apply to Incidental Rights and IR Virtual Currency, as well as to ETH. As described above, the Notice addressed only digital assets that are “convertible virtual currency,” defined as digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency. It is conceivable that certain IR Virtual Currency the Trust may receive in the future would not be within the scope of the Notice.

In general, it is expected that the Trust would receive Incidental Rights and IR Virtual Currency as a consequence of a fork, an airdrop or a similar occurrence related to its ownership of ETH. As described above, the Ruling & FAQs include guidance to the effect that, under certain circumstances, forks (and, presumably, airdrops) of digital assets are taxable events giving rise to ordinary income, but there continues to be uncertainty with respect to the timing and amount of the income inclusions. The Trust’s receipt of Incidental Rights or IR Virtual Currency may give rise to other tax issues. The possibility that the Trust will receive Incidental Rights and/or IR Virtual Currency thus increases the uncertainties and risks with respect to the U.S. federal income tax consequences of an investment in Shares.

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

For U.S. federal income tax purposes, each U.S. Holder will be treated as owning an undivided interest in the ETH held in the Trust and will be treated as directly realizing its pro rata share of the Trust’s income, gains, losses and deductions. When a U.S. Holder purchases Shares solely for cash, (i) the U.S. Holder’s initial tax basis in its pro rata share of the ETH held in the Trust will be equal to the amount paid for the Shares and (ii) the U.S. Holder’s holding period for its pro rata share of such ETH will begin on the date of such purchase. When a U.S. Holder acquires Shares in exchange for ETH, (i) the U.S. Holder’s initial tax basis in its pro rata share of the ETH held in the Trust will be equal to the U.S. Holder’s tax basis in the ETH that the U.S. Holder transferred to the Trust and (ii) the U.S. Holder’s holding period for its pro rata share of such ETH generally will include the period during which the U.S. Holder held the ETH that the U.S. Holder transferred to the Trust. The Ruling & FAQs confirm that if a taxpayer acquires tokens of a digital asset at different times and for different prices, the taxpayer has a separate tax basis in each lot of such tokens. Under the Ruling & FAQs, if a U.S. Holder that owns more than one lot of ETH contributes a portion of its ETH to the Trust in exchange for Shares, the U.S. Holder may designate the lot(s) from which such contribution will be made, provided that the U.S. Holder is able to identify specifically which ETH it is contributing and to substantiate its tax basis in those ETH. In general, if a U.S. Holder acquires Shares (i) solely for cash at different prices, (ii) partly for cash and partly in exchange for a contribution of ETH or (iii) in exchange for a contribution of ETH with different tax bases, the U.S. Holder’s share of the Trust’s ETH will consist of separate lots with separate tax bases. In addition, in this situation, the U.S. Holder’s holding period for the separate lots may be different. In addition, the IR Virtual Currency that the Trust acquires in a hard fork or airdrop that is treated as a taxable event will constitute a separate lot with a separate tax basis and holding period.

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

As noted above, the IRS has taken the position in the Ruling & FAQs that, under certain circumstances, a hard fork of a digital asset constitutes a taxable event giving rise to ordinary income, and it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. Under the Ruling & FAQs, a U.S. Holder will have a basis in any IR Virtual Currency received in a fork or airdrop equal to the amount of income the U.S. Holder recognizes as a result of such fork or airdrop and the U.S. Holder’s holding period for such IR Virtual Currency will begin as of the time it recognizes such income.

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

EACH PLAN FIDUCIARY CONSIDERING ACQUIRING SHARES MUST CONSULT ITS OWN LEGAL AND TAX ADVISERS BEFORE DOING SO.

Restrictions on Investments by Benefit Plan Investors

ERISA and a regulation issued thereunder contain rules for determining when an investment by a Plan in an entity will result in the underlying assets of the entity being deemed assets of the Plan for purposes of ERISA and Section 4975 of the Code (i.e., “plan assets”). Those rules provide that the assets of an entity will not be deemed “plan assets” of a Plan that purchases an interest therein if the investment in the entity by all “benefit plan investors” is not “significant” or certain other exceptions apply. The term “benefit plan investors” includes all Plans (i.e., all “employee benefit plans” as defined in and subject to the fiduciary responsibility provisions of ERISA and all “plans” as defined in and subject to Section 4975 of the Code) and all entities that hold “plan assets” (each, a “Plan Assets Entity”) due to investments made in such entities by already described benefit plan investors. ERISA provides that a Plan Assets Entity is considered to hold plan assets only to the extent of the percentage of the Plan Assets Entity’s equity interests held by benefit plan investors. In addition, all or part of an investment made by an insurance company using assets from its general account may be treated as a benefit plan investor. Investments by benefit plan investors will be deemed not significant if benefit plan investors own, in the aggregate, less than 25% of the total value of each class of equity interests of the entity (determined by not including the investments of persons with discretionary authority or control over the assets of such entity, of any person who provides investment advice for a fee (direct or indirect) with respect to such assets, and “affiliates” (as defined in the regulations issued under ERISA) of such persons; provided, however, that under no circumstances are investments by benefit plan investors excluded from such calculation).

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

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS IS IN NO RESPECT A REPRESENTATION BY THE SPONSOR OR ANY OTHER PARTY RELATED TO THE TRUST THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN, PLANS GENERALLY OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN OR PLANS GENERALLY. THE PERSON WITH INVESTMENT DISCRETION FOR ANY PLAN SHOULD CONSULT WITH HIS OR HER OWN COUNSEL AND ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE TRUST, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN.

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

•
Extreme volatility of trading prices that many digital assets, including Ethereum, have experienced in recent periods and may continue to experience, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value;
•
The medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
•
The value of the Shares is dependent on the acceptance of Digital Assets, such as Ethereum, which represent a new and rapidly evolving industry;
•
Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets;

•
Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity;

•
The value of the Shares relates directly to the value of ETH held by the Trust, the value of which may be highly volatile and subject to fluctuations;
•
The unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
Because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or substantial discount to, the Digital Asset Holdings per Share;
•
The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market;
•
Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s Digital Asset Holdings per Share;
•
Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ETH, validating activity or the operation of the Ethereum Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares;
•
A determination that ETH or any other digital asset is a “security” may adversely affect the value of ETH and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust;
•
Changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) could adversely impact the value of the Shares;
•
Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
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
•
If the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, it could trigger early termination of the Trust; and
•
The Trust relies on third party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ETH and to the operations of the Trust.

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

The trading prices of many digital assets, including ETH, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ETH, over the course of 2017, followed by steep drawdowns throughout 2018 in digital asset trading prices, including for ETH. These drawdowns notwithstanding, digital asset prices, including ETH, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak and increased significantly again over the remainder of 2020 and the first quarter of 2021. Digital asset prices, including ETH, continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021 and throughout 2022 and digital asset prices have continued to fluctuate to date in 2023. In particular, digital asset prices have experienced extreme volatility since November 2022 when FTX halted customer withdrawals. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.”

Extreme volatility in the future, including further declines in the trading prices of ETH, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of ETH and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ETH. For additional information that quantifies the volatility of ETH prices and the value of the Shares, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Digital Asset Holdings and ETH Prices.”

Digital assets such as ETH were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as ETH were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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
•
The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in a digital asset network, such as the Ethereum Network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks.
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
•
The foregoing notwithstanding, the Ethereum Network’s protocol is informally managed by a group of core developers that propose amendments to the Ethereum Network’s source code. The core developers evolve over time, largely based on self-determined participation. To the extent that a significant majority of users and validators adopt amendments to the Ethereum Network, the Ethereum Network will be subject to new protocols that may adversely affect the value of ETH. In addition, if a digital asset network has high-profile contributors, a perception that such contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

•
Over the past several years, digital asset validator operations have evolved from individual users to “professionalized” validating operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset validating operations are not sufficiently high, including due to a decrease in transaction fees, validators are more likely to immediately sell tokens earned by validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.
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
•
The Ethereum Network is in the process of implementing a series of software upgrades and other changes to its protocol, which were previously referred to collectively as Ethereum 2.0 and some of which were implemented during 2022, such as the Merge. These upgrades will result in new iterations of the Ethereum Network. Many of the contemplated upgrades the Ethereum Network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as the Merge, previously successful upgrades do not guarantee that future upgrades will be successful, and any failure to properly implement future changes could have a material adverse effect on the value of ETH and the value of the Shares. One prospective upgrade is known as the “Shanghai” upgrade, which would allow users to unstake their ETH and remove it from the relevant smart contract. As a result, it is possible that significant volumes of currently locked and illiquid ETH becomes unlocked and sold, which could have a material adverse effect on the value of ETH and the value of the Shares. See “Item 1. Business—Overview of the ETH Industry and Market—Creation of New ETH” and “—Modifications to the ETH Protocol” for additional information. In addition, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See “A temporary or permanent “fork” could adversely affect the value of the Shares” for additional information.
•
The Ethereum Network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of ETH as well as other Ethereum Network protocols. For example, the Ethereum Network has on three separate occasions reduced the quantity of ETH rewarded per block and may make additional changes in the future, see “Item 1. Business—Overview of the ETH Industry and Market—Creation of New ETH” for additional information. The open-source nature of many digital asset network protocols, such as the protocol for the Ethereum Network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the Ethereum Network does not successfully develop its policies on supply and issuance, or does so in a manner that is not attractive to network participants, there may not be sufficient network level support for such network, which could lead to a decline in the support and price of ETH.

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

The first digital asset, Bitcoin, was launched in 2009. ETH launched in 2015 and, along with Bitcoin, was one of the first cryptographic digital assets to gain global adoption and critical mass. In general, digital asset networks, including the Ethereum Network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
ETH is only selectively accepted by retail and commercial outlets, and use of ETH by consumers remains limited. Banks and other established financial institutions may refuse to process funds for ETH transactions; process wire transfers to or from Digital Asset Exchanges, ETH-related companies or service providers; or maintain accounts for persons or entities transacting in ETH. As a result, the prices of ETH are largely determined by speculators, thus contributing to price volatility that makes retailers less likely to accept ETH in the future.
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
•
Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. If any such features are introduced to the Ethereum Network, any exchanges or businesses that facilitate transactions in ETH may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.
•
Users, developers and validators may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Ethereum Network.

Smart contracts are a new technology and ongoing development may magnify initial problems, cause volatility on the networks that use smart contracts and reduce interest in them, which could have an adverse impact on the value of ETH.

Smart contracts are programs that run on a blockchain that execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO, a distributed autonomous organization for venture capital funding, allowed an attack by a hacker to syphon approximately $60 million worth of ETH from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain developers and core contributors pursued a “hard fork” of the Ethereum Network in order to erase any record of the theft. Despite these efforts, the price of ETH dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a $30 million theft of ETH, and in November 2017, a new vulnerability in Parity’s wallet software led to roughly $160 million worth of ETH being indefinitely frozen in an account. Other smart contracts, such as bridges between blockchain networks and DeFi protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Initial problems and continued problems with the development, design and deployment of smart contracts may have an adverse effect on the value of ETH, which could have a negative impact on the value of the Shares.

Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Ethereum Network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Ethereum Network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and validators adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

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

As of December 31, 2022, the Ethereum Network handled approximately 10 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in 2023, the Ethereum Network may begin the final stages of a series of upgrades initially referred to as Ethereum 2.0 that include sharding. See “Item 1. Business—Overview of the ETH Industry and Market—Creation of New ETH” and “—Modifications to the ETH Protocol” for additional information.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Ethereum Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2020, ETH transaction fees have increased from $0.08 per ETH transaction, on average, to a high of $200.27 per transaction, on average, on May 1, 2022. As of December 31, 2022, ETH transaction fees stood at $2.73 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for ETH (e.g., micropayments), and could reduce demand for, and the price of, ETH, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of Ethereum Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital asset networks are often developed by a diverse set of contributors and the perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of ETH decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ETH. In the event a high-profile contributor to the Ethereum Network, such as Vitalik Buterin, is perceived as no longer able to contribute to the Ethereum Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of ETH, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital asset.

As of December 31, 2022, the largest 100 ETH wallets held approximately 38.2% of the ETH in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of ETH, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of ETH.

If the digital asset award or transaction fees for recording transactions on the Ethereum Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expanding validating power or demand high transaction fees, which could negatively impact the value of ETH and the value of the Shares.

In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate transaction fees paid to ETH validators in such a manner that reduced the total net issuance of ETH fees paid to validators. If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Ethereum Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the Ethereum Blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
A reduction in digital assets staked by validators on the Ethereum Network could increase the likelihood of a malicious actor or botnet obtaining control. See “If a malicious actor or botnet obtains control of more than 50% of the validating power on the Ethereum Network, or otherwise obtains control over the Ethereum Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.”
•
Miners and validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions in the Ethereum Blockchain or a software upgrade automatically charges fees for all transactions on the Ethereum Network, the cost of using ETH may increase and the marketplace may be reluctant to accept ETH as a means of payment. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Ethereum Network and force users to pay higher fees, thus reducing the attractiveness of the Ethereum Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Ethereum Network, the value of ETH and the value of the Shares.
•
To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum Blockchain until a block is validated by a miner or validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the digital asset network.
•
During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum Network, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions, such as Flashbots, have been developed which facilitate validators in capturing MEV produced by these increased fees. The MEV incentive system may lead to an increase in transaction fees on the Ethereum Network, which may diminish its use. Users or other stakeholders on the Ethereum Network could also view the existence of MEV as unfair manipulation of decentralized digital asset networks, and refrain from using DeFi protocols or the Ethereum Network generally. In addition, it’s possible regulators or legislators could enact rules which restrict the use of MEV, which could diminish the popularity of the Ethereum Network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of ETH and the value of the Shares.

If a malicious actor or botnet obtains control of more than 50% of the validating power on the Ethereum Network, or otherwise obtains control over the Ethereum Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the validating power on the Ethereum Network, it may be able to alter the Ethereum Blockchain on which transactions in ETH rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the validating power on the Ethereum Network or the ETH community did not reject the fraudulent blocks as malicious, reversing any changes made to the Ethereum Blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Ethereum Network.

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

In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the Ethereum Network, which could negatively impact the value of ETH and the value of the Shares.

Although there are no known reports of malicious activity on, or control of, the Ethereum Network, it is believed that certain groups of coordinating or connected ETH holders may together have more than 50% of outstanding ETH, which if staked and if the users run validators, would permit them to exert authority over the validation of ETH transactions. This risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of ETH, the feasibility of a malicious actor obtaining control of the validating power on the Ethereum Network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over the Ethereum Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that the ETH ecosystem does not grow, the possibility that a malicious actor may be able to obtain control of the processing power on the Ethereum Network in this manner will remain heightened. Moreover, it is possible that a group of ETH holders that together control more than 50% of outstanding ETH are in fact part of the initial or core developer group, or are otherwise influential members of the Ethereum community. To the extent that the initial or existing core developer groups also control more than 50% of outstanding ETH, as some believe, the risk of and arising from this particular group of users obtaining control of the validating power on the Ethereum Network will be even greater, and should this materialize, it may adversely affect the value of the Shares.

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

The Ethereum Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and validators of ETH adopt the modification. When a modification is introduced and a substantial majority of users and validators’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and validators’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Ethereum Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of ETH running in parallel, yet lacking interchangeability. For example, in September 2022, the Ethereum Network transitioned to a proof-of-stake model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum Network occurred, as certain Ethereum miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work”. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and validators abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork.

Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum Network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Exchanges. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and validators abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the validating power of a digital asset network that retained or attracted less validating power, thereby making digital asset networks that rely on proof-of-stake more susceptible to attack.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of ETH at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Ethereum Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. For example, following the DAO hack in July 2016, holders of Ethereum voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of Ethereum rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined. A clone may also adversely affect the price of ETH at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016. A clone may also adversely affect the price of ETH at the time of announcement or adoption.

A future fork in or clone of the Ethereum Network could adversely affect the value of the Shares or the ability of the Trust to operate.

Shareholders may not receive the benefits of any forks or airdrops.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain.

For example, on September 16, 2022, the Sponsor of the Trust announced that it had declared a distribution and established a record date for the distribution, to shareholders of record as of the close of business on September 26, 2022 (the “Record Date”), of the Incidental Right to the ETH Proof of Work tokens (“ETHPoW”) held by the Trust. On the Record Date, the Trust, acting on behalf of the Record Date Shareholders and pursuant to the terms of the Trust Agreement governing the Trust, appointed Grayscale Investments, LLC as agent to act on behalf of the Record Date Shareholders and transferred the Incidental Rights to ETHPoW tokens held by the Trust to Grayscale Investments, LLC, in its capacity as agent. As of the Record Date, the Trust determined such Incidental Rights to have a fair value of $0 and no gain or loss was recognized as part of the Incidental Rights distribution, due to the lack of a trading venue accessible to the Authorized Participant of the Trust and uncertainty regarding the ability to safely access and custody the ETHPoW.

Moreover, there are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, shareholders’ ability to realize a benefit, through their Shares in the Trust, from any such Incidental Rights or IR Virtual Currency. For instance, the Custodian may not agree to provide access to the IR Virtual Currency. In addition, the Sponsor may determine that there is no safe or practical way to custody the IR Virtual Currency, or that trying to do so may pose an unacceptable risk to the Trust’s holdings in ETH, or that the costs of taking possession and/or maintaining ownership of the IR Virtual Currency exceed the benefits of owning the IR Virtual Currency. Additionally, laws, regulation or other factors may prevent shareholders from benefitting from the Incidental Right or IR Virtual Currency even if there is a safe and practical way to custody and secure the IR Virtual Currency. For example, it may be illegal to sell or otherwise dispose of the Incidental Right or IR Virtual Currency, or there may not be a suitable market into which the Incidental Right or IR Virtual Currency can be sold (immediately after the fork or airdrop, or ever). The Sponsor may also determine, in consultation with its legal advisers, that the Incidental Right or IR Virtual Currency is, or is likely to be deemed, a security under federal or state securities laws. In such a case, the Sponsor would irrevocably abandon, as of any date on which the Trust creates Shares, such Incidental Right or IR Virtual Currency if holding it would have an adverse effect on the Trust and it would not be practicable to avoid such effect by disposing of the Incidental Right or IR Virtual Currency in a manner that would result in shareholders receiving more than insignificant value thereof. In making such a determination, the Sponsor expects to take into account a number of factors, including the various definitions of a “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws.

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

In the event of a hard fork of the Ethereum Network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Ethereum Network, is generally accepted as the Ethereum Network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of ETH, users, services, businesses, validators and other constituencies, as well as the actual continued acceptance of, validating power on, and community engagement with, the Ethereum Network. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with shareholders, security vendors and the Index Provider on what is generally accepted as ETH and should therefore be considered “ETH” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

Any name change and any associated rebranding initiative by the core developers of ETH may not be favorably received by the digital asset community, which could negatively impact the value of ETH and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on ETH. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of ETH and the value of the Shares.

If the Ethereum Network is used to facilitate illicit activities, businesses that facilitate transactions in ETH could be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of ETH and the value of the Shares.

Digital asset networks have in the past been, and may continue to be, used to facilitate illicit activities. If the Ethereum Network is used to facilitate illicit activities, businesses that facilitate transactions in ETH could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and ETH could be removed from digital asset exchanges as a result of these concerns. Other service providers of such businesses may also cut off services if there is a concern that the Ethereum Network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the Ethereum Network and/or adversely affect the price of ETH, the attractiveness of the Ethereum Network and an investment in the Shares of the Trust.

When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, ETH, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations. When an Authorized Participant, or the Liquidity Provider on behalf of an Authorized Participant, sources ETH in connection with the creation of the Shares or facilitates transactions in ETH at the direction of the Trust or the Sponsor, it directly faces its counterparty and, in all instances, the Authorized Participant and its Liquidity Provider follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant and the Liquidity Provider are registered broker-dealers and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA. In addition, the Liquidity Provider is a virtual currency entity licensed by the NYDFS, which additionally subjects it to AML obligations.

In accordance with its regulatory obligations, the Authorized Participant, or the Liquidity Provider on behalf of the Authorized Participant, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of its counterparty onboarding process, each of the Authorized Participant and the Liquidity Provider uses third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the Treasury Department Office of Foreign Assets Control (“OFAC”) and countries and territories identified as non-cooperative by the

Financial Action Task Force. If the Sponsor, the Trust, the Authorized Participant or the Liquidity Provider were nevertheless to transact with such a sanctioned entity, the Sponsor, the Trust, the Authorized Participant and the Liquidity Provider would be at increased risk of potential criminal or civil lawsuits.

Risk Factors Related to the Digital Asset Markets

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Beginning in the fourth quarter of 2021 and continuing throughout 2022, digital asset prices began falling precipitously. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset exchanges, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Exchange by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity, and regulatory and enforcement scrutiny has increased, including from the DOJ, the SEC, the CFTC, the White House and Congress. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC, a subsidiary of Genesis Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Global Capital, LLC and Gemini Trust Company, LLC on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors.

Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is an affiliate of Genesis Global Trading, Inc., which acts as a Liquidity Provider to the Authorized Participant of the Trust, is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor. The Liquidity Provider sources digital assets on behalf of the Authorized Participant in connection with the creation of Shares. As such, if Genesis Holdco’s bankruptcy, including the potential sale or transfer of the Liquidity Provider’s equity and/or assets as part of the bankruptcy negotiations, has a negative impact on the Liquidity Provider’s ability to act in such capacity, the Authorized Participant may be required to replace the Liquidity Provider, which could negatively impact the Trust’s ability to create new Shares.

These events have led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG's other affiliated entities. This publicity could negatively impact the reputation of the Sponsor and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Trust as a result of these events could have a negative impact on the trading price of the Shares.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third party service providers, or on the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including further declines in the trading prices and liquidity of ETH, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

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

Due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, they may experience fraud, business failures, security failures or operational problems, which may adversely affect the value of ETH and, consequently, the value of the Shares.

Digital Asset Exchanges are relatively new and, in many ways, unregulated. While many prominent Digital Asset Exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many Digital Asset Exchanges do not provide this information. Furthermore, while Digital Asset Exchanges are and may continue to be subject to federal and state licensing requirements in the United States, Digital Asset Exchanges do not appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Exchanges, including prominent exchanges that handle a significant volume of ETH trading.

Many Digital Asset Exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. As a result, trading activity on or reported by these Digital

Asset Exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80-95% of Bitcoin trading volume on Digital Asset Exchanges was false or non-economic in nature, with specific focus on unlicensed exchanges located outside of the United States. Such reports may indicate that the Digital Asset Exchange Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Exchange Market than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Exchange Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ETH and/or negatively affect the market perception of ETH.

In addition, over the past several years, some Digital Asset Exchanges have been closed, been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such Digital Asset Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Exchanges. While smaller Digital Asset Exchanges are less likely to have the infrastructure and capitalization that make larger Digital Asset Exchanges more stable, larger Digital Asset Exchanges are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, on February 7, 2014, Mt. Gox, the largest Digital Asset Exchange at the time, halted withdrawals of Bitcoin and subsequently filed for bankruptcy protection in Japan following a hack that resulted in the loss of several hundred thousand Bitcoin. In the two weeks that followed the February 7, 2014 halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other exchanges from around $795 on February 6, 2014 to $578 on February 20, 2014. Failure and shortcomings of large Digital Asset Exchanges have since continued; in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets and in August 2016, it was reported that almost 120,000 Bitcoins worth around $78 million were stolen from Bitfinex. The value of Bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct Digital Asset Exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset ,exchange Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest Digital Asset Exchanges, Binance, was hacked, resulting in losses of approximately $40 million. Most recently in November 2022, FTX, another of the world’s largest Digital Asset Exchanges, filed for bankruptcy protection. Details and events surrounding the failure are developing, but it appears that fraud, security failures and operational problems have all played a role in FTX’s issues, and it is unclear what the eventual impacts of its bankruptcy will be.

Negative perception, a lack of stability and standardized regulation in the Digital Asset Markets and the closure or temporary shutdown of Digital Asset Exchanges due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Ethereum Network and result in greater volatility in the prices of ETH. Furthermore, the closure or temporary shutdown of a Digital Asset Exchange used in calculating the Index Price may result in a loss of confidence in the Trust’s ability to determine its Digital Asset Holdings on a daily basis. These potential consequences of such a Digital Asset Exchange’s failure could adversely affect the value of the Shares.

The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.

The Index has a limited history and the Index Price is a composite reference rate calculated using volume-weighted trading price data from various Digital Asset Exchanges chosen by the Index Provider. The Digital Asset Exchanges chosen by the Index Provider have also changed over time. For example, effective July 23, 2022, the Index Provider removed Bitstamp from the Index due to the exchange failing the minimum liquidity requirement, and added FTX.US as a Constituent Exchange due to the exchange meeting the minimum liquidity requirement as part of its scheduled quarterly review. Effective November 10, 2022, the Index Provider removed FTX.US from the Index due to FTX.US’s announcement that trading on the exchange may be halted which would impact FTX’s ability to reliably publish trade prices and volumes on a real-time basis through APIs, and did not add any Constituent Exchanges as part of review. Effective January 28, 2023, the Index Provider added Binance.US to the Index due to the exchange meeting the minimum liquidity requirement, and did not remove any Constituent Exchanges as part of its quarterly review. The Index Provider may remove or add Digital Asset Exchanges to the Index in the future at its discretion. For more information on the inclusion criteria for Digital Asset Exchanges in the Index, see “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price.”

Although the Index is designed to accurately capture the market price of ETH, third parties may be able to purchase and sell ETH on public or private markets not included among the constituent Digital Asset Exchanges of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of ETH on the various

Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2022, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Index and the Index Price was 1.07% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Index and the Index Price was 0.45%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Index and the Index Price was 0.002%. All Digital Asset Exchanges that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of ETH, which could adversely affect the value of the Shares.

The Index Price used to calculate the value of the Trust’s ETH may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of ETH on public Digital Asset Exchanges has a very limited history, and during this history, ETH prices on the Digital Asset Markets more generally, and on Digital Asset Exchanges individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Exchanges, the Index Price, and the price of ETH generally, remains subject to volatility experienced by Digital Asset Exchanges, and such volatility could adversely affect the value of the Shares. For example, from January 1, 2018 through December 31, 2022, the Index Price ranged from $82.41 to $4,776.32, with the straight average being $1,145.82. In addition, during the year ended December 31, 2022, the Index Price ranged from $913.51 to $3,816.94. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group. The price of ETH more generally has experienced volatility similar to the Index Price during these periods. For additional information on movement of the Index Price and the price of ETH, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Digital Asset Holdings and ETH Prices.”

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

Purchasing activity associated with acquiring ETH required for the creation of Baskets may increase the market price of ETH on the Digital Asset Markets, which will result in higher prices for the Shares. Increases in the market price of ETH may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of ETH that may result from increased purchasing activity of ETH connected with the issuance of Baskets. Consequently, the market price of ETH may decline immediately after Baskets are created. Decreases in the market price of ETH may also occur as a result of sales in Secondary Markets by other market participants. If the Index Price declines, the value of the Shares will generally also decline.

Competition from the emergence or growth of other digital assets or methods of investing in ETH could have a negative impact on the price of ETH and adversely affect the value of the Shares.

As of December 31, 2022, ETH was the second largest digital asset by market capitalization as tracked by CoinMarketCap.com. As of December 31, 2022, there were over 22,000 alternative digital assets tracked by CoinMarketCap.com, having a total market capitalization of approximately $661.7 billion (including the approximately $146 billion market cap of ETH), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contracts platforms rather than open platforms like the Ethereum Network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Solana, Avalanche or Cardano, could have a negative impact on the demand for, and price of, ETH and thereby adversely affect the value of the Shares.

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

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act, generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. Furthermore, NYSE Arca previously withdrew the Sponsor’s application with the SEC to list an affiliate of the Trust, Grayscale Bitcoin Trust (BTC), on a national securities exchange. Requests to list the shares of other funds on national securities exchanges have also been submitted to the SEC. Although the SEC approved several futures-based Bitcoin ETFs in October 2021, it has not approved any requests to list the shares of digital asset funds like the Trust to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were recently denied by the SEC in 2021 and 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust (BTC), which was denied in June 2022. The Sponsor has petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the SEC’s June 29, 2022 final order denying approval to list shares of Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange-traded product. As of the date of this Annual Report, the Sponsor’s petition remains pending.

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

Risk Factors Related to the Trust and the Shares

The Trust relies on third party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ETH and to the operations of the Trust.

The Trust relies on the Custodian, the Authorized Participant and other third party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, the Authorized Participant relies on the Liquidity Provider to source ETH in connection with the creation of Shares. Any disruptions to such service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or the Authorized Participant may decide to replace the Liquidity Provider for other reasons.

If the Sponsor decides, or is required, to replace Coinbase Custody Trust Company, LLC as the custodian of the Trust’s ETH, transferring maintenance responsibilities of the Digital Asset Account to another party will likely be complex and could subject the Trust’s ETH to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodian, in insolvency proceedings are currently uncertain. The Custody Agreement contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Custodian became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets.

To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s ETH. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified Custodian Agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s ETH may be adversely affected, which may in turn adversely affect value of the Shares. Likewise, if the Sponsor and/or the Authorized Participant is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace the Authorized Participant and/or if the Authorized Participant decides, or is required, to replace the Liquidity Provider, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share.

Shares purchased in the private placement are subject to a holding period under Rule 144. Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months. In addition, the Trust does not currently operate an ongoing redemption program and may halt creations from time to time. As a result, the Trust cannot rely on arbitrage opportunities resulting from differences between the value of the Shares and the price of ETH to keep the value of the Shares closely linked to the Index Price. As a result, the value of the Shares of the Trust may not approximate the value of the Trust’s Digital Asset Holdings per Share or meet the Trust’s investment objective, and may trade at a substantial premium over, or substantial discount to, the value of the Trust’s Digital Asset Holdings per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the Digital Asset Holdings per Share due to these factors, among others, and has historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share.

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

Historically, the Shares have traded at both premiums and discounts to the Digital Asset Holdings per Share, which at times have been substantial. If the Shares trade at a premium, investors who purchase Shares on OTCQX will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on OTCQX at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on OTCQX. The premium or discount at which the Shares have traded has fluctuated over time. From June 20, 2019 to December 31, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 956% and the average premium was 191%. From June 20, 2019 to December 31, 2022, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s Digital Asset Holdings per Share was 60% and the average discount was 18%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, between June 20, 2019 to December 31, 2022, has been quoted at a discount on 461 days. As of December 30, 2022, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a discount of 59% to the Trust’s Digital Asset Holdings per Share. As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the Digital Asset Holdings per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on OTCQX. Furthermore, shareholders may suffer a loss on their investment even if the Digital Asset Holdings per Share increases because the decrease in any premium or increase in any discount may offset any increase in the Digital Asset Holdings per Share.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.

The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Trust, and is paid to the Sponsor in ETH. See “Item 1. Business—Valuation of ETH and Determination of Digital Asset Holdings—Disposition of ETH, Incidental Rights and/or IR Virtual Currency” and “Item 1. Business—Activities of the Trust—Hypothetical Expense Example.” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells ETH in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

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
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Digital Asset Account, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or
•
Although the Ethereum Network does not have any privacy enhancing features at this time, if any such features are introduced to the Ethereum Network in the future, service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Ethereum Network may increase the potential for ETH to be used to facilitate crime, exposing such service providers to potential reputational harm.

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

The restrictions on transfer and redemption may result in losses on the value of the Shares.

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

On April 1, 2014, Grayscale Bitcoin Trust (BTC), an affiliate of the Trust, launched a program pursuant to which its shareholders could request redemptions from Genesis, an affiliate of the Trust and the sole Authorized Participant of Grayscale Bitcoin Trust (BTC) at that time. On September 23, 2014, Genesis received a letter from the staff of the SEC’s Office of Compliance Inspections and Examinations summarizing the staff’s findings from an onsite review of Genesis’s broker-dealer activities conducted in June 2014. In its exit report, the staff stated that it had concluded that Grayscale Bitcoin Trust (BTC)’s redemption program, in which its shareholders were permitted to request the redemption of their shares through Genesis, appeared to violate Regulation M under the Exchange Act because such redemptions of shares took place at the same time Grayscale Bitcoin Trust (BTC) was in the process of creating shares. On July 11, 2016, Genesis and Grayscale Bitcoin Trust (BTC) entered into a settlement agreement with the SEC whereby they agreed to a cease-and-desist order against future violations of Rules 101 and 102 of Regulation M under the Exchange Act. Genesis also agreed to pay disgorgement of $51,650.11 in redemption fees it collected, plus prejudgment interest of $2,105.68, for a total of $53,755.79. The Trust currently has no intention of seeking an exemption from the SEC under Regulation M in order to instate a redemption program.

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

The Sponsor also intends to seek to list the Shares on NYSE Arca sometime in the future. NYSE Arca must receive approval from the SEC in order to list the Shares. During 2016 and 2017, NYSE Arca and other exchanges filed several requests with the SEC to list the shares of digital asset funds, including the shares of Grayscale Bitcoin Trust (BTC). After the SEC issued disapprovals for a number of these requests, NYSE Arca withdrew its request relating to the shares of Grayscale Bitcoin Trust (BTC). Although the SEC approved several futures-based Bitcoin ETFs in October 2021, it has not approved any requests to list the shares of digital asset funds like the Trust to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were recently denied by the SEC in 2021 and 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust (BTC), which was denied in June 2022. As such, there is no guarantee that the Sponsor will be successful in listing the Shares on NYSE Arca even once the Sponsor decides to do so.

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

ETH transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer or theft of ETH generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of ETH will regularly be made to or from the Digital Asset Account, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s ETH could be transferred from the Trust’s Digital Asset Account in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

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

Furthermore, under the Custodian Agreement, the Custodian’s liability with respect to the Trust will never exceed the value of the ETH on deposit in the Digital Asset Account at the time of, and directly relating to, the events giving rise to the liability occurred, as determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds ETH with a value in excess of the Cold Storage Threshold for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of ETH deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of ETH deposited in each cold storage address on business days. The Custodian is not liable for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages. Notwithstanding the foregoing, the Custodian is liable to the Sponsor and the Trust for the loss of any ETH to the extent that the Custodian directly caused such loss through a breach of the Custodian Agreement, even if the Custodian meets its duty of exercising best efforts, and the Custodian is required to return to the Trust a quantity equal to the quantity of any such lost ETH. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met and not reduced within five business days, the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

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

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, the Sponsor expects that it may be advisable to discontinue the affairs of the Trust if the SEC or a federal court were to determine that ETH is a security under the federal securities laws, among other reasons. See “Item 1. Business—Description of the Trust Agreement—The Trustee—Termination of the Trust.”

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

Due to this additional requirement, a shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a shareholder attempting to seek redress in the name of the Trust in court. Moreover, if shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10.0% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such shareholders are unable to maintain Share ownership meeting the 10.0% threshold throughout the duration of the action, suit or proceeding, such shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust. See “Item 1. Business—Description of the Trust Agreement—The Sponsor—Fiduciary and Regulatory Duties of the Sponsor” for more detail.

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

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed all ordinary-course operational and periodic expenses of the Trust. See “Item 1. Business—Expenses; Sales of ETH.” Extraordinary expenses incurred by the Trust, such as taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell ETH, Incidental Rights and/or IR Virtual Currency held by the Trust or (ii) deliver ETH, Incidental Rights and/or IR Virtual Currency in-kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of ETH, Incidental Rights or IR Virtual Currency at a time when the trading prices for those assets are depressed.

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

Pandemics, epidemics and other natural and man-made disasters could negatively impact the value of the Trust’s holdings and/or significantly disrupt its affairs.

Pandemics, epidemics and other natural and man-made disasters could negatively impact demand for digital assets, including ETH, and disrupt the operations of many businesses, including the businesses of the Trust’s service providers. For example, the COVID-19 pandemic had serious adverse effects on the economies and financial markets of many countries, resulting in increased volatility and uncertainty in economies and financial markets of many countries and in the Digital Asset Markets. Moreover, governmental authorities and regulators throughout the world have in the past responded to major economic disruptions, including as a result of the COVID-19 pandemic, with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of any such policies, or the ineffectiveness of such policies, could increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of ETH and the value of the Shares.

In addition, pandemics, epidemics and other natural and man-made disasters could disrupt the operations of many businesses. For example, in response to the COVID-19 pandemic, many governments imposed in travel restrictions and prolonged, closed international borders and enhanced health screenings at ports of entry and elsewhere, which disrupted businesses around the world. While the Sponsor and the Trust were not materially impacted by these events, any disruptions to the Sponsor’s, the Trust’s or the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs as a result of any future pandemic, epidemic or other disaster could have an adverse impact on the Trust’s ability to access critical services and could be disruptive to the affairs of the Trust.

Risk Factors Related to the Regulation of the Trust and the Shares

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ETH, validating activity or the operation of the Ethereum Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ETH in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. Furthermore, the SEC has recently proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly.

It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of Digital Asset Markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and ETH held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Ethereum Network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction- level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. Approximately 60% of validators, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

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

As part of determining whether ETH is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of ETH with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in determining that ETH is not a security in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that ETH may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the

Sponsor’s prior conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

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

If the Sponsor determines that ETH is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination, the Sponsor does not intend to permit the Trust to continue holding ETH in violation of the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act). Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s ETH is not a security, the Sponsor does not intend to dissolve the Trust on the basis that ETH could at some future point be determined to be a security.

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

For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

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

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms, resulting in the Sponsor’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Trust, to convert XRP into U.S. dollars. The Sponsor subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. If the SEC or a federal court were to determine that ETH is a security, it is likely that the value of the Shares of the Trust would decline significantly, and that the Trust itself may be terminated and, if practical, its assets liquidated.

Changes in SEC policy could adversely impact the value of the Shares.

The effect of any future regulatory change on the Trust or the digital assets held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. In particular, the SEC has not yet approved the listing on a national securities exchange of any non-futures based digital-asset focused exchange-traded fund (“ETF”). If the SEC were to approve any such ETF in the future, such an ETF may be perceived to be a superior investment product offering exposure to digital assets compared to the Trust because the value of the shares issued by such an ETF would be expected to more closely track the ETF’s net asset value than do Shares of the Trust, and investors may therefore favor investments in such ETFs over investments in the Trust. Any weakening in demand for the Shares compared to digital asset ETF shares could cause the value of the Shares to decline.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new, although its influence over public policy is increasing, and it does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of ETH and therefore the value of the Shares.

Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect the digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with validating, it would have a material adverse effect on digital asset networks (including the Ethereum Network), the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), has made its way through the House of Commons and is expected to work through the House of Lords and become law in 2023. The FSMB would bring digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of MiCA in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA is expected to pass the European Parliament in 2023 and come into effect in 2024. See “Item 1. Business—Overview of the ETH Industry and Market—Government Oversight.”

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of ETH. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Trust or ETH is impossible to predict, and such change could be substantial and adverse to the Trust and the value of the Shares.

If regulators subject an Authorized Participant, the Trust or the Sponsor to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the NYDFS’ BitLicense regulation.

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

If the IRS were to disagree with, and successfully challenge certain positions the Trust may take, including with respect to Incidental Rights and IR Virtual Currency, the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the

Pre-Creation Abandonment Notice to the Custodian stating that the Trust is irrevocably abandoning, effective immediately prior to each Creation Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than ETH as of any date on which it creates Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes (as discussed below in “Certain U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

As discussed in the section entitled “Certain U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets” below, assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the ETH (and, if applicable, any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property” (ii) are not currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of ETH. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust will hold certain types of digital assets that are not within the scope of the Notice.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital assets in general.

Future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital assets, such as ETH, are uncertain, and it is unclear what guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital assets, including on the price of ETH in the Digital Asset Markets, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future developments in the treatment of digital assets for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital assets for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital assets for fiat currency from state sales tax. However, it is unclear what further guidance on the treatment of digital assets for state tax purposes may be issued in the future.

The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital assets for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat currency. If a foreign jurisdiction with a significant share of the market of ETH users imposes onerous tax burdens on digital asset users, or imposes sales or value-added tax on purchases and sales of digital assets for fiat currency, such actions could result in decreased demand for ETH in such jurisdiction.

Any future guidance on the treatment of digital assets for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital assets, including on the price of ETH in the Digital Asset Markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. tax-exempt shareholder may recognize “unrelated business taxable income” as a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares.

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
•
The Sponsor, its affiliates and their respective officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;
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
•
The Sponsor’s parent company, Digital Currency Group, Inc. (“DCG”) and certain of its subsidiaries, including Genesis and Genesis Global Capital, LLC, hold 2.8% of the Shares representing ownership in the Trust, as of February 23, 2023. On March 2, 2022, the Board of the Sponsor approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC(OTCQX: GDLC), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). As of the date of this Annual Report, DCG has not purchased any Shares of the Trust under this authorization. However, in the event DCG chooses to purchase Shares of the Trust, such purchase would further increase DCG’s ownership interest in the Trust, which, could ultimately result in DCG holding a majority of the Shares representing ownership in the Trust, and its interests as a shareholder may conflict with the interests of the Trust’s other shareholders;
•
Several employees of the Sponsor and the Sponsor’s parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the sole member and parent company of the Sponsor, and parent company of Genesis, the Authorized Participant’s only Liquidity Provider as of the date of this Annual Report, (ii) the indirect parent company of the Index Provider and of Grayscale Securities, the only acting Authorized Participant, as of the date of this Annual Report; and (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, one of the Digital Asset Exchanges included in the Index and the Trust’s principal market, and which is the parent company of the Custodian, representing less than 1.0% of its equity and (iv) a minority interest holder in Kraken, one of the Digital Asset Exchanges included in the Index, representing less than 1.0% of its equity;
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
•
The Sponsor and Grayscale Securities, which acts as Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common parent company, DCG;
•
The Sponsor and Genesis, which currently acts as sole Liquidity Provider to the Authorized Participant, and previously served as an Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common parent company, DCG;
•
While the Index Provider does not currently utilize data from over-the-counter markets or derivatives platforms, it may decide to include pricing from such markets or platforms in the future, which could include Genesis; and
•
The Sponsor may appoint an agent to act on behalf of the shareholders, including in connection with the distribution of any Incidental Rights and/or IR Virtual Currency, and such agent may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement. See “Item 1. Business—Description of the Trust Agreement.”

For a further discussion of the conflicts of interest among the Sponsor, the distributor, the marketer, Authorized Participant, Liquidity Provider, the Index Provider, the Trust and others, see “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Because the Sponsor and the Trust’s sole Authorized Participant are affiliated with each other, the Trust’s Baskets will not be exchanged for Ethereum in arm’s-length transactions.

The Sponsor is the parent company of Grayscale Securities, LLC, a registered broker dealer currently acting as the sole Authorized Participant, distributor and marketer for the Shares. The Trust issues Creation Baskets in exchange for deposits of ETH. See “Item 1. Business—Description of Creation of Shares.” As the sole Authorized Participant, Grayscale Securities is currently the only entity that may place orders to create Creation Baskets. As a result, the issuance of Creation Baskets does not occur on an arm’s-length basis.

While additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor, the Sponsor may be disincentivized from replacing affiliated service providers due to its affiliated status. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Trust. Clients of the affiliated service providers may pay commissions at negotiated rates that are greater or less than the rate paid by the Trust. The Sponsor may have an incentive to resolve questions between Grayscale Securities, on the one hand, and the Trust and shareholders, on the other hand, in favor of Grayscale Securities (including, but not limited to, questions as to the calculation of the Basket Amount).

The Index Provider is an affiliate of the Sponsor and the Trust.

On December 31, 2020, CoinDesk, Inc. (“CoinDesk”), an affiliate of the Sponsor and a wholly owned subsidiary of DCG, acquired CoinDesk Indices, Inc., the Index Provider. As a result of this acquisition, the Index Provider is a wholly owned subsidiary of CoinDesk, which is a wholly owned subsidiary of DCG. The Index Provider publishes the Index and the Index Price, which are used by the Sponsor to calculate the Digital Asset Holdings of the Trust. The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Trust, and is paid in ETH. The number of ETH that accrues each day as the Sponsor’s Fee is determined by reference to the Index Price published by the Index Provider.

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

DCG, the sole member and parent company of the Sponsor, holds a minority interest of less than 1.0% in each of Coinbase, Inc., which operates Coinbase Pro, and Kraken. The Sponsor values its digital assets by reference to the Index Price. The Index Price is the price in U.S. dollars of an ETH derived from the Digital Asset Exchanges that are reflected in the Index developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time on each business day. Coinbase Pro and Kraken are two of such Digital Asset Exchanges included in the Index.

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

Although the Custodian is a fiduciary with respect to the Trust’s assets, if the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, it would trigger early termination of the Trust.

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s ETH in trust on the Trust’s behalf. However, the SEC has recently released proposed amendments to rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian's parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as currently proposed. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule.

Furthermore, during the initial term, the Custodian may terminate the Custodian Agreement for Cause (as defined in “Description of the Custodian Agreement—Termination”) at any time, and after the initial term, the Custodian can terminate the Agreement for any reason upon the notice period provided under the Custodian Agreement. If the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

None.

Item 3. Legal Proceedings

The Sponsor and an affiliate of the Trust, Grayscale Bitcoin Trust (BTC) (“Grayscale Bitcoin Trust”), are currently parties to certain legal proceedings. Although the Trust is not a party to these proceedings the Trust may in the future be subject to legal proceedings or disputes.

On November 18, 2022, the Sponsor received a letter on behalf of Fir Tree Master Fund, L.P. and certain of its affiliates (together, “Fir Tree”) demanding access to certain of the Sponsor’s and the Grayscale Bitcoin Trust’s books and records pursuant to Section 3819 of the Delaware Statutory Trust Act and certain provisions under the Trust Agreement. The Sponsor and Grayscale Bitcoin Trust disputed Fir Tree’s entitlement to the requested books and records and, therefore, declined to comply with the demand. On December 6, 2022, Fir Tree filed a suit in Delaware Chancery Court against the Sponsor and Grayscale Bitcoin Trust alleging that the Sponsor and Grayscale Bitcoin Trust violated Fir Tree’s information rights and seeking to compel access to the requested books and records. Trial has been set for May 10, 2023. The Sponsor and Grayscale Bitcoin Trust believe that this lawsuit is without merit and are vigorously defending against it.

On January 30, 2023, Osprey Funds, LLC filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. The Sponsor has not yet filed its response. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. As of the date of this Annual Report, the Sponsor’s petition remains pending in the Court of Appeals for the District of Columbia Circuit.

As of the date of this report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have an adverse effect on the Trust’s business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to October 3, 2022 Shares were distributed by Genesis, acting as the sole Authorized Participant, through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. Since October 3, 2022, Grayscale Securities has been the only acting Authorized Participant of the Trust and has engaged Genesis as a Liquidity Provider to source ETH on its behalf in connection with the creation of Shares. The Shares are quoted on OTCQX under the ticker symbol “ETHE.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of December 31, 2022, there were approximately 29 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of December 31, 2022, the Registrant has distributed 310,158,500 Shares at varying prices determined by reference to the Digital Asset Holdings per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 3,240,485.90155110 ETH. During the year ended December 31, 2022, the Registrant did not distribute any Shares. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, the Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to the Authorized Participant with respect to such sales.

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Trust (ETH) (OTCQX: ETHE) by Digital Currency Group, Inc. (“DCG”), the parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2022:

Period	(a) Total Number of Shares of ETHE Purchased	(b) Average Price Paid per Share of ETHE	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 1, 2022 - October 31, 2022	-	$-	-	$200.0
November 1, 2022 - November 30, 2022	-	-	-	200.0
December 1, 2022 - December 31, 2022	-	-	-	200.0
Total	-	$-	-	$200.0

(1) On March 2, 2022, the board of the sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through February 23, 2023, DCG had not purchased any Shares of the Trust under this authorization.

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

	As of December 31,
	2022	2021	2020
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	310,158,500	310,158,500	285,269,400
Number of Shares freely tradable(1)	304,828,878	304,018,381	46,430,579
Number of beneficial holders owning at least 100 Shares(2)	28	42	453
Number of holders of record(2)	29	42	453

(1)
Includes the total number of Shares that are not restricted securities as such term is defined under Rule 144.
(2)
Includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought/sold Shares on OTCQX or transferred their eligible Shares to their brokerage accounts.

Forks

The Ethereum Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners or validators, as applicable, of ETH adopt the modification. When a modification is introduced and a substantial majority of users and validators consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Ethereum Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork is the existence of two versions of ETH running in parallel, yet lacking interchangeability. Holders of ETH on the original Ethereum Network, at the time the block is validated and the fork occurs, can then also receive an identical amount of new tokens on the new network.

Ethereum Fork on September 15, 2022 (ETHPoW)

Background and Measurement

The Ethereum Network completed the final stages of an upgrade referred to as the “Merge,” which is a stage of what was previously referred to as Ethereum 2.0, on September 15, 2022, and the Ethereum Network transitioned to a proof-of-stake model. Following the Merge, a hard fork of the Ethereum Network occurred, as certain ETH miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the Ethereum Network was rebranded as ETHPoW.

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

The Trust only receives ETH in connection with a creation order from the Authorized Participant (or its Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Trust, through its Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with AML and KYC regulations, and non-Digital Asset Exchange Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
•
Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of ETH traded on each Digital Asset Market in the trailing twelve months.
•
Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

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

The cost basis of ETH received in connection with a creation order is recorded by the Trust at the fair value of ETH at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

Review of Financial Results

Financial Highlights for the Years ended December 31, 2022, 2021 and 2020

(All amounts in the following table and the subsequent paragraphs, except Share and per Share, ETH and price of ETH amounts, are in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net realized and unrealized (loss) gain on investment	$(7,549,251)	$8,946,394	$1,353,262
Net (decrease) increase in net assets resulting from operations	$(7,702,493)	$8,728,949	$1,338,132
Net assets	$3,649,198	$11,351,691	$2,188,127

Net realized and unrealized loss on investment in ETH for the year ended December 31, 2022 was ($7,549,251) which includes a realized gain of $120,933 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ETH of ($7,670,184). Net realized and unrealized loss on investment in ETH for the year was driven by ETH price depreciation from $3,644.75 per ETH as of December 31, 2021 to $1,201.33 per ETH as of December 31, 2022. Net decrease in net assets resulting from operations was ($7,702,493) for the year ended December 31, 2022, which consisted of the net realized and unrealized loss on investment in ETH, plus the Sponsor’s Fee of $153,242. Net assets decreased to $3,649,198 at December 31, 2022, a 68% decrease for the year. The decrease in net assets resulted from the aforementioned ETH price depreciation and the withdrawal of approximately 76,901 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETH for the year ended December 31, 2021 was $8,946,394, which includes a realized gain of $185,516 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETH of $8,760,878. Net realized and unrealized gain on investment in ETH for the year was driven by ETH price appreciation from $744.99 per ETH as of December 31, 2020 to $3,644.75 per ETH as of December 31, 2021. Net increase in net assets resulting from operations was $8,728,949 for the year ended December 31, 2021, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $217,445. Net assets increased to $11,351,691 at December 31, 2021, a 419% increase for the year. The increase in net assets resulted from the aforementioned ETH price appreciation and the contribution of approximately 255,556 ETH with a value of $434,615 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 78,146 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETH for the year ended December 31, 2020 was $1,353,262, which includes a realized gain of $4,739 on the transfer of ETH to pay the Sponsor’s Fee, and net change in unrealized appreciation on investment in ETH of $1,348,523. Net realized and unrealized gain on investment in ETH was driven by ETH price appreciation from $127.86 per ETH as of December 31, 2019 to $744.99 per ETH as of December 31, 2020. Net increase in net assets resulting from operations was $1,338,132 for the year ended December 31, 2020, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $15,130. Net assets increased to $2,188,127 at December 31, 2020, a 3,344% increase for the year. The increase in net assets resulted from the aforementioned ETH price appreciation and the contribution of approximately 2,481,763 ETH with a value of $786,455 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of 41,594 ETH to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	For the Years Ended December 31,
	2022	2021	2020
	(All ETH balances are rounded to the nearest whole ETH)
ETH:
Opening balance	3,114,532	2,937,122	496,953
Creations	-	255,556	2,481,763
Sponsor’s Fee, related party	(76,901)	(78,146)	(41,594)
Closing balance	3,037,631	3,114,532	2,937,122
Accrued but unpaid Sponsor’s Fee, related party	-	-	-
Net closing balance	3,037,631	3,114,532	2,937,122
Number of Shares:
Opening balance	310,158,500	285,269,400	47,071,800
Creations	-	24,889,100	238,197,600
Closing balance	310,158,500	310,158,500	285,269,400

	December 31,
	2022	2021	2020
Price of ETH on principal market(1)	$1,201.33	$3,644.75	$744.99
NAV per Share(2)	$11.77	$36.60	$7.67
Index Price	$1,201.41	$3,644.98	$745.01
Digital Asset Holdings per Share(3)	$11.77	$36.60	$7.67

(1)
The Trust performed an assessment of the principal market at December 31, 2022, 2021 and 2020, and identified the principal market as Coinbase Pro.

(2)
As of December 31, 2022, 2021 and 2020, the NAV per Share was calculated using the fair value of ETH based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price” for a description of the Index and the Index Price. The Digital Asset Exchanges included in the Index as of December 31, 2022 were Coinbase Pro, Kraken, and LMAX Digital. The Digital Asset Exchanges included in the Index as of December 31, 2021 and 2020 were Coinbase Pro, Kraken, LMAX Digital and Bitstamp. Effective January 28, 2023, the Index Provider added Binance.US to the Index due to the exchange meeting the minimum liquidity requirement, and did not remove any Constituent Exchanges as part of its quarterly review.

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

As of December 31, 2022, the Trust had a net closing balance with a value of $3,649,440,771, based on the Index Price (non-GAAP methodology). As of December 31, 2022, the Trust had a total market value of $3,649,197,760, based on the principal market (Coinbase Pro).

As of December 31, 2021, the Trust had a net closing balance with a value of $11,352,407,205, based on the Index Price (non-GAAP methodology). As of December 31, 2021, the Trust had a total market value of $11,351,690,862, based on the principal market (Coinbase Pro).

As of December 31, 2020, the Trust had a net closing balance with a value of $2,188,185,562, based on the Index Price (non-GAAP methodology). As of December 31, 2020, the Trust had a total market value of $2,188,126,819, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share versus the Index Price and the Trust’s net asset value per share as calculated in accordance with GAAP (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 (date of the first Creation Basket of the Trust) to December 31, 2022. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price.”

Movement in the Index Price (Non-GAAP), Digital Asset Holdings per Share (Non-GAAP) and GAAP NAV per Share (unaudited)

$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
1/100 of Index Price (Non-GAAP)
Digital Asset Holdings per Share (Non-GAAP)
GAAP NAV per Share

The following table illustrates the movements in the Index Price from January 1, 2018 to December 31, 2022. During such period, the Index Price has ranged from $82.41 to $4,776.32, with the straight average being $1,145.82 through December 31, 2022. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2018	$480.09	$1,417.83	1/13/2018	$82.41	12/14/2018	$130.84	$130.84
Twelve months ended December 31, 2019	$180.52	$350.60	6/26/2019	$102.84	2/6/2019	$127.84	$127.84
Twelve months ended December 31, 2020	$307.03	$752.13	12/30/2020	$109.83	3/16/2020	$745.01	$745.01
Twelve months ended December 31, 2021	$2,775.83	$4,776.32	11/9/2021	$731.87	1/1/2021	$3,644.98	$3,644.98
Twelve months ended December 31, 2022	$1,987.92	$3,816.94	1/4/2022	$913.51	6/18/2022	$1,201.41	$1,196.71
January 1, 2018 to December 31, 2022	$1,145.82	$4,776.32	11/9/2021	$82.41	12/14/2018	$1,201.41	$1,196.71

The following table illustrates the movements in the Digital Asset Market price of ETH, as reported on the Trust’s principal market, from January 1, 2018 to December 31, 2022. During such period, the price of ETH has ranged from $82.34 to $4,776.95, with the straight average being $1,145.82 through December 31, 2022:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2018	$479.95	$1,418.61	1/13/2018	$82.34	12/14/2018	$130.90	$130.90
Twelve months ended December 31, 2019	$180.54	$350.76	6/26/2019	$102.88	2/6/2019	$127.86	$127.86
Twelve months ended December 31, 2020	$307.02	$751.88	12/30/2020	$110.29	3/16/2020	$744.99	$744.99
Twelve months ended December 31, 2021	$2,775.91	$4,776.95	11/9/2021	$731.87	1/1/2021	$3,644.75	$3,644.75
Twelve months ended December 31, 2022	$1,987.98	$3,816.02	1/4/2022	$913.24	6/18/2022	$1,201.33	$1,196.81
January 1, 2018 to December 31, 2022	$1,145.82	$4,776.95	11/9/2021	$82.34	12/14/2018	$1,201.33	$1,196.81

Secondary Market Trading

The Trust’s Shares have been quoted on OTCQX under the symbol ETHE since June 20, 2019. The price of the Shares as quoted on OTCQX has varied significantly from the Digital Asset Holdings per Share. From June 20, 2019 to December 31, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 956% and the average premium was 191%, and the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s Digital Asset Holdings per Share was 60% and the average discount was 18%. As of December 30, 2022, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a discount of 59% to the Trust’s Digital Asset Holdings per Share. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 461 days.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s NAV per Share calculated in accordance with GAAP and the Trust’s Digital Asset Holdings per Share for each of the quarters in the last three years.

	High			Low
	OTCQX	NAV per Share(2)	Digital Asset Holdings per Share(3)	OTCQX	NAV per Share(2)	Digital Asset Holdings per Share(3)
2020
First quarter(1)	$15.97	$2.99	$3.00	$2.78	$1.16	$1.15
Second quarter(1)	$26.61	$2.58	$2.58	$7.83	$1.37	$1.37
Third quarter(1)	$15.89	$4.94	$4.94	$4.26	$2.35	$2.35
Fourth quarter	$23.40	$7.74	$7.74	$4.33	$3.52	$3.53
2021
First quarter	$22.09	$20.39	$20.39	$12.00	$7.53	$7.53
Second quarter	$40.00	$41.73	$41.74	$18.17	$18.16	$18.15
Third quarter	$38.50	$39.94	$39.94	$16.49	$18.17	$18.18
Fourth quarter	$46.50	$48.14	$48.13	$31.53	$33.33	$33.31
2022
First quarter	$33.72	$38.31	$38.32	$18.03	$23.45	$23.44
Second quarter	$28.56	$34.85	$34.84	$7.06	$9.06	$9.07
Third quarter	$15.20	$19.54	$19.55	$7.22	$10.31	$10.32
Fourth quarter	$10.91	$16.21	$16.20	$4.72	$10.84	$10.84

(1)
Per Share amounts have been retroactively adjusted for the 9-for-1 Share Split of the Trust’s issued and outstanding Shares completed on December 17, 2020.
(2)
The NAV is calculated using the fair value of ETH based on the price provided by the Digital Asset Market that the Trust considers its principal market, which is Coinbase Pro. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination.”
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. See “Item 1. Business—Valuation of ETH and Determination of Digital Asset Holdings.”

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2022.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2022, the Trust’s disclosure controls and procedures were effective.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2022.

Marcum LLP, the independent registered public accounting firm that audited the financial statements as of and for the year ended December 31, 2022 included in this Annual Report on Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022 on page F-2.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Sponsor has an Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company. The Audit Committee consists of Messrs. Sonnenshein and McGee, and Hugh Ross, Chief Operating Officer of the Sponsor.

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

Barry E. Silbert, Chairman of the Board

Barry E. Silbert, 46, is the founder of the Sponsor and was Chief Executive Officer of the Sponsor until January 2021. Mr. Silbert is also the founder and Chief Executive Officer of Digital Currency Group, Inc. (“DCG”), a global enterprise that builds, buys, and invests in blockchain companies all over the world. DCG is the parent company of the Sponsor, CoinDesk and Genesis (the Authorized Participant’s only Liquidity Provider as of the date of this Annual Report), and is the indirect parent company of Grayscale Securities (the only acting Authorized Participant of the Trust as of the date of this Annual Report).

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

Michael Sonnenshein, Board Member and Chief Executive Officer

Michael Sonnenshein, 36, is CEO of the Sponsor, having served as Managing Director of the Sponsor since 2018. In this role, Mr. Sonnenshein oversees the strategic direction and growth of the business. Mr. Sonnenshein is also responsible for maintaining many of the firm’s key relationships with clients, industry stakeholders, and regulators. From 2015 to 2017, Mr. Sonnenshein was Director of Sales & Business Development for the Sponsor, and prior to that served as an Account Executive from 2014 to 2015. Under his leadership, the firm has expanded its capabilities as a full services asset manager, establishing Grayscale Securities, LLC and Grayscale Advisors, LLC, and has grown to be a leader in crypto investing, offering a wide range of investments, including single-asset and diversified products and ETFs.

Prior to joining the Sponsor, Mr. Sonnenshein was a financial adviser at JP Morgan Securities, covering HNW individuals and institutions, and an analyst at Barclays Wealth, providing coverage to middle-market hedge funds and institutions.

Mr. Sonnenshein earned his Bachelor of Business Administration from the Goizueta Business School at Emory University and his Master of Business Administration from the Leonard N. Stern School of Business at New York University. Mr. Sonnenshein was honored in 2021 as one of 100 People Transforming Business by Business Insider and in 2018 as the publication’s Rising Stars of Wall Street.

Edward McGee, Chief Financial Officer

Edward McGee, 39, is the Chief Financial Officer of the Sponsor, having served as Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

Hugh Ross, Chief Operating Officer

Hugh Ross, 55, is the Chief Operating Officer of the Sponsor since February 2021. Prior to joining the Sponsor, Mr. Ross served twelve years as Chief Operating Officer of Horizon Kinetics LLC, a New York-based investment manager where he was responsible for the operating infrastructure and various digital asset initiatives. During the ten years immediately preceding his tenure at Horizon Kinetics, Mr. Ross was a Vice President with Goldman Sachs & Co. where he served as Chief Operating Officer of the long-only investment manager research team then-known as Global Manager Strategies (“GMS”), within Goldman Sachs Asset Management (“GSAM”). Mr. Ross also served as a compliance officer for both GSAM and Goldman’s Private Wealth Management business. Prior to joining Goldman Sachs, Mr. Ross worked as an in-house counsel for a transfer agent and started his career as a securities industry attorney representing broker-dealers and investment advisers. Mr. Ross is a graduate of the Goizueta Business School at Emory University (B.B.A.) and New York Law School (J.D.).

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust does not have any directors, officers or employees. The following table sets forth certain information with respect to the beneficial ownership of the Shares for (i) each person that, to the Sponsor’s knowledge based on the records of the Transfer Agent and other ownership information provided to the Sponsor, owns beneficially a significant portion of the Shares; (ii) each director and executive officer of the Sponsor individually; and (iii) all directors and executive officers of the Sponsor as a group.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of February 23, 2023.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)
Genesis Global Trading, Inc.(1)(3)	37,917	* %
Genesis Global Capital, LLC(1)(4)	3,849,260	1.24%
DCG International Investments Ltd.(1)(5)	4,830,343	1.56%
Total	8,717,520	2.81%
Directors & Executive Officers of the Sponsor:(6)
Barry E. Silbert(7)	*	* %
Mark Murphy	*	* %
Michael Sonnenshein	*	* %
Edward McGee	*	* %
Hugh Ross	*	* %
Directors & executive officers of the Sponsor as a group	*	* %

(1)
Barry E. Silbert is the Chief Executive Officer of Digital Currency Group, Inc. and in such capacity may be deemed to have voting and dispositive power over the securities held, directly or indirectly, by such entity.
(2)
On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through February 23, 2023, DCG had not purchased any Shares of the Trust under this authorization.
(3)
Genesis Global Trading, Inc. is a wholly owned subsidiary of Digital Currency Group, Inc.
(4)
Genesis Global Capital, LLC is a wholly owned subsidiary of Genesis Global Holdco, LLC, which is a wholly owned subsidiary of Digital Currency Group, Inc. Genesis Global Capital, LLC, together with its parent company, Genesis Global Holdco, LLC, and certain other affiliates, filed a voluntary petition for reorganization under the Bankruptcy Code in January 2023.
(5)
DCG International Investments Ltd. is a wholly owned subsidiary of Digital Currency Group, Inc.
(6)
The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.
(7)
Does not include Shares held by Digital Currency Group, Inc. Mr. Silbert is the Chief Executive Officer of Digital Currency Group, Inc. and may be deemed to have voting and dispositive power over the securities held, directly or indirectly, by such entity.

* Represents beneficial ownership of less than 1%.

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Grayscale Investments, LLC, 290 Harbor Drive, 4th Floor, Stamford, CT 06902.

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

Digital Currency Group, Inc.

Digital Currency Group, Inc. is (i) the sole member and parent company of the Sponsor, and parent company of Genesis, the Authorized Participant’s only Liquidity Provider as of the date of this Annual Report, (ii) the indirect parent company of the Index

Provider, and of Grayscale Securities, the only acting Authorized Participant, as of the date of this Annual Report, and (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, one of the Digital Asset Exchanges included in the Index, and which is also the parent company of the Custodian, representing less than 1.0% of its equity and (iv) a minority interest holder in Kraken, one of the Digital Asset Exchanges included in the Index, representing less than 1.0% of its equity.

Digital Currency Group, Inc. has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including exchanges and custodians. Digital Currency Group, Inc.’s positions on changes that should be adopted in the Ethereum Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork, Digital Currency Group, Inc.’s position regarding which fork among a group of incompatible forks of the Ethereum Network should be considered the “true” Ethereum Network, could be adverse to positions that would most benefit the Trust.

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

The Sponsor and Grayscale Securities are affiliates of each other, and the Sponsor may engage other affiliated service providers in the future. Because of the Sponsor’s affiliated status, it may be disincentivized from replacing affiliated service providers. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Trust. Clients of the affiliated service providers may pay commissions at negotiated rates which are greater or less than the rate paid by the Trust.

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

The Authorized Participant

Prior to October 3, 2022, Genesis, an affiliate of the Trust and the Sponsor, was the only Authorized Participant and was party to a participant agreement with the Sponsor and the Trust. Since October 3, 2022, the only Authorized Participant is Grayscale Securities, an affiliate of the Trust and the Sponsor. As a result of this affiliation, the Sponsor has an incentive to resolve questions between Grayscale Securities, on the one hand, and the Trust and shareholders, on the other hand, in favor of Grayscale Securities (including, but not limited to, questions as to the calculation of the Basket Amount). Lastly, several employees of the Sponsor and Digital Currency Group, Inc. are FINRA-registered representatives who maintain their licenses through Grayscale Securities.

As of the date of this Annual Report, Grayscale Securities has engaged Genesis, an affiliate of the Trust and the Sponsor, to act as its Liquidity Provider. In its capacity as the Liquidity Provider of Grayscale Securities, Genesis may engage in ETH trading with the Trust’s affiliated entities. For example, when the Sponsor receives the Sponsor’s Fee in ETH, it may sell the ETH through Genesis. For this service, Genesis charges the Sponsor a transaction fee, which is not borne by the Trust. Additionally, the Sponsor’s parent company, Digital Currency Group, Inc., is the sole shareholder and parent company of Genesis, in addition to a customer of Genesis, and may buy or sell ETH through Genesis from time to time, independent of the Trust.

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

In addition, Genesis, the only Liquidity Provider of the Authorized Participant as of the date hereof, licenses and uses a trading software platform provided by the Index Provider to operate its ETH trading desk and to facilitate Genesis’s actions as Liquidity Provider of the Authorized Participant. Although the Index Provider does not currently utilize data from over-the-counter markets or derivative platforms, per the terms of the license, the Index Provider is entitled to use the over-the-counter trading data from Genesis in the Index.

Item 14. Principal Accountant Fees and Services

Fees for services performed by Marcum LLP and Friedman LLP, prior to the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022, for the years ended December 31, 2022 and 2021 were:

	Years Ended December 31,
	2022	2021
Audit fees	$199,100	$143,000
Total	$199,100	$143,000

(1) The Sponsor was notified that certain assets of Friedman LLP (“Friedman”), the Trust’s independent registered public accounting firm, were acquired by Marcum LLP (“Marcum”) effective September 1, 2022. On September 27, 2022, the Audit Committee of the Board of Directors of the Sponsor approved the dismissal of Friedman and the engagement of Marcum to serve as the independent registered public accounting firm of the Trust. As of September 1, 2022, the services previously provided by Friedman are provided by Marcum. Approximately $157,500 of the total fees for audit services during the year ended December 31, 2022 were for services provided by Marcum.

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Marcum for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2022, are made by the Sponsor’s Board of Directors and Audit Committee.

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

4.5

Participant Agreement, dated October 3, 2022, between the Sponsor and Grayscale Securities, LLC (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by the Registrant on October 3, 2022)

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed by the Registrant on March 5, 2021).

10.1†

Amended and Restated Custodian Agreement, dated June 29, 2022, between the Sponsor and the Custodian (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2022).

10.2

Distribution and Marketing Agreement, dated October 3, 2022, between the Sponsor and Grayscale Securities, LLC (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on October 3, 2022).

10.3†	Index License Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on February 4, 2022).

10.4	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on August 6, 2020).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the registrant treats as private or confidential.

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

“Basket”—A block of 100 Shares.

“Basket Amount”—On any trade date, the number of ETH required as of such trade date for each Creation Basket, as determined by dividing (x) the number of ETH owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of ETH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ETH (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

“Blockchain” or “Ethereum Blockchain”—The public transaction ledger of the Ethereum Network on which transactions in ETH are recorded.

“CEA”—Commodity Exchange Act of 1936, as amended.

“CFTC”—The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Covered Person”—The Sponsor and its affiliates. See “Item 1. Business—Description of the Trust Agreement—The Sponsor—Liability of the Sponsor and Indemnification.”

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Item 1. Business—Valuation of ETH and Determination of Digital Asset Holdings.” See also “Item 1. Business—Investment Objective” for a description of the Trust’s NAV, as calculated in accordance with GAAP

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ETH and Determination of Digital Asset Holdings”.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Annual Report, is the only Liquidity Provider of the Authorized Participant.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of the Sponsor, which as of the date of this Annual Report, is the only acting Authorized Participant.

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

“Index Provider”— CoinDesk Indices, Inc., a Delaware corporation that publishes the Index. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Sponsor and the Trust and is considered a related party of the Trust.

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

“IRS” — The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“Liquidity Provider”—A service provider engaged by an Authorized Participant to source ETH on behalf of the Authorized Participant.

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

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX tier of the OTC Markets Group Inc.

“Securities Act”—The Securities Act of 1933, as amended.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Share Split”—A 9-for-1 Share split of the Trust’s issued and outstanding Shares, which was effected on December 17, 2020 to shareholders of record as of the close of business on December 14, 2020.

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

Date: February 28, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Ethereum Trust (ETH)

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investment, of Grayscale Ethereum Trust (ETH) (the “Trust”) as of December 31, 2022, and the related statements of operations and changes in net assets for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022, and the results of its operations for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 28, 2023, expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s Sponsor, Grayscale Investments, LLC. Our responsibility is to express an opinion on the Trust's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

The following are the primary procedures we performed to address this critical audit matter. We involved professionals with specialized skills and knowledge in blockchain technology and digital assets and applied auditor judgment in determining the nature and extent of audit evidence required. We evaluated and tested the design and operating effectiveness of certain internal controls over digital assets, including controls over the comparison of the Trust’s records of digital assets held to the custodial records. We evaluated the sufficiency of the design and operating effectiveness of internal controls at the custodian, including the processes surrounding private key lifecycle management, the private key generation process, the storage of private keys and the authorization of digital asset transactions by evaluating subservice organization reports. We obtained confirmation from the custodian of the Trust’s digital assets as of December 31, 2022 and compared the total digital assets confirmed to the Trust’s record of digital asset holdings. We also compared the Trust’s record of digital asset holdings to the records on the public blockchain using an audit software tool. We tested movements on the blockchain to evidence that the Trust controls the digital assets through the custodian account. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.

/s/ Marcum LLP

We have served as the Trust’s auditor since 2018 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).
East Hanover, New Jersey
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Sponsor of

Grayscale Ethereum Trust (ETH)

Opinion on Internal Control over Financial Reporting

We have audited Grayscale Ethereum Trust (ETH)'s (the “Trust”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets and liabilities, including the schedule of investment, of the Trust as of December 31, 2022, and the related statements of operations and changes in net assets for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”) and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The management of Grayscale Investments, LLC (the Trust’s sponsor) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

East Hanover, New Jersey
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Ethereum Trust (ETH)

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investment, of Grayscale Ethereum Trust (ETH) (the “Trust”) as of December 31, 2021, and the related statements of operations and changes in net assets for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021, and the results of its operations for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

We have served as the Trust’s auditor from 2018 through 2022.

East Hanover, New Jersey

February 25, 2022

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	December 31,
	2022	2021
Assets:
Investment in ETH, at fair value (cost $1,276,257 and $1,308,566 as of December 31, 2022 and 2021, respectively)	$3,649,198	$11,351,691
Total assets	$3,649,198	$11,351,691
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$3,649,198	$11,351,691
Net Assets consists of:
Paid-in-capital	$1,353,419	$1,353,419
Accumulated net investment loss	(387,179)	(233,937)
Accumulated net realized gain on investment in ETH	310,017	189,084
Accumulated net change in unrealized appreciation on investment in ETH	2,372,941	10,043,125
	$3,649,198	$11,351,691
Shares issued and outstanding, no par value (unlimited Shares authorized)	310,158,500	310,158,500
Net asset value per Share	$11.77	$36.60

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of ETH and percentages)

December 31, 2022
	Quantity of ETH	Cost	Fair Value	% of Net Assets
Investment in ETH	3,037,631.42522860	$1,276,257	$3,649,198	100%
Net assets		$1,276,257	$3,649,198	100%

December 31, 2021
	Quantity of ETH	Cost	Fair Value	% of Net Assets
Investment in ETH	3,114,532.09753906	$1,308,566	$11,351,691	100%
Net assets		$1,308,566	$11,351,691	100%

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor's Fee, related party	153,242	217,445	15,130
Net investment loss	(153,242)	(217,445)	(15,130)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in ETH	120,933	185,516	4,739
Net change in unrealized (depreciation) appreciation on investment in ETH	(7,670,184)	8,760,878	1,348,523
Net realized and unrealized (loss) gain on investment	(7,549,251)	8,946,394	1,353,262
Net (decrease) increase in net assets resulting from operations	$(7,702,493)	$8,728,949	$1,338,132

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended December 31,
	2022	2021	2020
(Decrease) increase in net assets from operations:
Net investment loss	$(153,242)	$(217,445)	$(15,130)
Net realized gain on investment in ETH	120,933	185,516	4,739
Net change in unrealized (depreciation) appreciation on investment in ETH	(7,670,184)	8,760,878	1,348,523
Net (decrease) increase in net assets resulting from operations	(7,702,493)	8,728,949	1,338,132
Increase in net assets from capital share transactions:
Shares issued	-	434,615	786,455
Net increase in net assets resulting from capital share transactions	-	434,615	786,455
Total (decrease) increase in net assets from operations and capital share transactions	(7,702,493)	9,163,564	2,124,587
Net assets:
Beginning of year	11,351,691	2,188,127	63,540
End of year	$3,649,198	$11,351,691	$2,188,127
Change in Shares outstanding:
Shares outstanding at beginning of year	310,158,500	285,269,400	47,071,800
Shares issued	-	24,889,100	238,197,600
Net increase in Shares	-	24,889,100	238,197,600
Shares outstanding at end of year	310,158,500	310,158,500	285,269,400

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

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant prior to October 3, 2022 and was party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. As a result, since October 3, 2022, Genesis ceased acting as an Authorized Participant of the Trust, but serves as a Liquidity Provider to Grayscale Securities. The Authorized Participant(s) may engage additional Liquidity Providers at any time.

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

The Trust only receives ETH in connection with a creation order from the Authorized Participant (or its Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Trust, through its Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money-laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Exchange Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of ETH traded on each Digital Asset Market in the trailing twelve months.

Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

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

The cost basis of ETH received in connection with a creation order is recorded by the Trust at the fair value of ETH at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investment in ETH	$3,649,198	$3,649,198	$—	$—
December 31, 2021
Assets
Investment in ETH	$11,351,691	$—	$11,351,691	$—

3. Fair Value of Ethereum

ETH is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2022, 2021 and 2020 the Trust held 3,037,631.42522860, 3,114,532.09753906 and 2,937,122.40311770 ETH, respectively.

The Trust determined the fair value per ETH to be $1,201.33, $3,644.75, and $744.99 on December 31, 2022, 2021 and 2020 respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of ETH and the respective fair value:

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
Balance at December 31, 2019	496,952.80257193	$63,540
ETH contributed	2,481,763.37854938	786,455
ETH distributed for Sponsor's Fee, related party	(41,593.77800361)	(15,130)
Net change in unrealized appreciation on investment in ETH	-	1,348,523
Net realized gain on investment in ETH	-	4,739
Balance at December 31, 2020	2,937,122.40311770	$2,188,127
ETH contributed	255,555.46585612	434,615
ETH distributed for Sponsor's Fee, related party	(78,145.77143476)	(217,445)
Net change in unrealized appreciation on investment in ETH	-	8,760,878
Net realized gain on investment in ETH	-	185,516
Balance at December 31, 2021	3,114,532.09753906	$11,351,691
ETH contributed	-	-
ETH distributed for Sponsor's Fee, related party	(76,900.67231046)	(153,242)
Net change in unrealized depreciation on investment in ETH	-	(7,670,184)
Net realized gain on investment in ETH	-	120,933
Balance at December 31, 2022	3,037,631.42522860	$3,649,198

4. Distributions

When a proposed modification to the Ethereum Network is accepted by the vast majority of validators and users but is nonetheless not accepted by an other than insignificant population of participants in the network, a “fork” in the blockchain occurs, resulting in two separate Ethereum Networks. Holders of ETH on the original Ethereum Network, at the time the block is validated and the fork occurs, may also receive an identical amount of new tokens on the new network.

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

5. Creations and Redemptions of Shares

At December 31, 2022 and 2021, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ETH to the Trust or the distribution of ETH by the Trust. The number of ETH required for each creation Basket or redemption Basket is determined by dividing (x) the number of ETH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ETH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0098 and 0.0100 of one ETH at December 31, 2022 and 2021, respectively. The decrease in the number of ETH represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of ETH to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the years ended December 31, 2022, 2021, and 2020, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2022 or 2021.

7. Related Parties

The Trust considers the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis, Genesis Global Holdco, LLC, Grayscale, Grayscale Securities, and CoinDesk Indices, Inc. As of both December 31, 2022 and 2021, 11,811,797 Shares of the Trust were held by related parties of the Trust.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ETH, monthly in arrears. The amount of ETH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ETH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ETH is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2022 and 2021. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended December 31, 2022, 2021 and 2020.

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

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Digital Asset Account ETH, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such ETH, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such ETH, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor in satisfaction of such Additional Trust Expenses.

For the years ended December 31, 2022, 2021 and 2020, the Trust incurred Sponsor’s Fees of $153,242,544, $217,445,124 and $15,130,269, respectively. As of December 31, 2022 and 2021, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended December 31, December 31, 2022, 2021 and 2020, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through December 31, 2022, DCG had not purchased any Shares of the Trust under this authorization.

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

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

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

The Trust relies on third party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.

The Sponsor and the Trust may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

9. Quarterly Statements of Operations

Fiscal Years Ended December 31, 2022 and 2021

	Three Months Ended (unaudited)
	Mar-31, 2022	Jun-30, 2022	Sept-30, 2022	Dec-31, 2022	Year Ended December 31, 2022
Expenses
Sponsor's Fee, related party	$56,218	$42,739	$29,260	$25,025	$153,242
Net investment loss	$(56,218)	$(42,739)	$(29,260)	$(25,025)	$(153,242)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in ETH	48,176	34,658	21,142	16,957	120,933
Net change in unrealized (depreciation) appreciation on investment in ETH	(1,177,858)	(7,020,891)	959,906	(431,341)	(7,670,184)
Net realized and unrealized (loss) gain on investment	(1,129,682)	(6,986,233)	981,048	(414,384)	(7,549,251)
Net (decrease) increase in net assets resulting from operations	$(1,185,900)	$(7,028,972)	$951,788	$(439,409)	$(7,702,493)

	Three Months Ended (unaudited)
	Mar-31, 2021	Jun-30, 2021	Sept-30, 2021	Dec-31, 2021	Year Ended December 31, 2021
Expenses
Sponsor's Fee, related party	$29,270	$51,089	$56,382	$80,704	$217,445
Net investment loss	$(29,270)	$(51,089)	$(56,382)	$(80,704)	$(217,445)
Net realized and unrealized gain from:
Net realized gain on investment in ETH	22,223	42,803	48,058	72,432	185,516
Net change in unrealized appreciation on investment in ETH	3,414,375	1,055,804	2,309,515	1,981,184	8,760,878
Net realized and unrealized gain on investment	3,436,598	1,098,607	2,357,573	2,053,616	8,946,394
Net increase in net assets resulting from operations	$3,407,328	$1,047,518	$2,301,191	$1,972,912	$8,728,949

10. Financial Highlights Per Share Performance

	Years Ended December 31,
	2022	2021	2020
Per Share Data:
Net asset value, beginning of year	$36.60	$7.67	$1.35
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.49)	(0.71)	(0.09)
Net realized and unrealized (loss) gain	(24.34)	29.64	6.41
Net (decrease) increase in net assets resulting from operations	(24.83)	28.93	6.32
Net asset value, end of year	$11.77	$36.60	$7.67
Total return	-67.84%	377.18%	468.15%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%

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

11. Indemnifications

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

12. Subsequent Events

As of the close of business on February 23, 2023, the fair value of ETH determined in accordance with the Trust’s accounting policy was $1,652.79 per ETH.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.