Form 10-Q
period 2023-09-30
Grayscale Ethereum Trust (ETH)
filed 2023-11-03
CIK 1725210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of Shares of the registrant outstanding as of October 30, 2023: 310,158,500

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2023	December 31, 2022
Assets:
Investment in ETH, at fair value (cost $1,252,615 and $1,276,257 as of September 30, 2023 and December 31, 2022, respectively)	$5,007,131	$3,649,198
Total assets	$5,007,131	$3,649,198
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$5,007,131	$3,649,198
Net Assets consists of:
Paid-in-capital	1,353,419	1,353,419
Accumulated net investment loss	(484,842)	(387,179)
Accumulated net realized gain on investment in ETH	384,038	310,017
Accumulated net change in unrealized appreciation on investment in ETH	3,754,516	2,372,941
	$5,007,131	$3,649,198
Shares issued and outstanding, no par value (unlimited Shares authorized)	310,158,500	310,158,500
Net asset value per Share	$16.14	$11.77

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ETH and percentages)

September 30, 2023
	Quantity of ETH	Cost	Fair Value	% of Net Assets
Investment in ETH	2,981,357.71185740	$1,252,615	$5,007,131	100%
Net assets		$1,252,615	$5,007,131	100%

December 31, 2022
	Quantity of ETH	Cost	Fair Value	% of Net Assets
Investment in ETH	3,037,631.42522860	$1,276,257	$3,649,198	100%
Net assets		$1,276,257	$3,649,198	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	33,146	29,260	97,663	128,217
Net investment loss	(33,146)	(29,260)	(97,663)	(128,217)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in ETH	25,228	21,142	74,021	103,976
Net change in unrealized (depreciation) appreciation on investment in ETH	(762,834)	959,906	1,381,575	(7,238,843)
Net realized and unrealized (loss) gain on investment	(737,606)	981,048	1,455,596	(7,134,867)
Net (decrease) increase in net assets resulting from operations	$(770,752)	$951,788	$1,357,933	$(7,263,084)

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Decrease) Increase in net assets from operations:
Net investment loss	$(33,146)	$(29,260)	$(97,663)	$(128,217)
Net realized gain on investment in ETH	25,228	21,142	74,021	103,976
Net change in unrealized (depreciation) appreciation on investment in ETH	(762,834)	959,906	1,381,575	(7,238,843)
Net (decrease) increase in net assets resulting from operations	(770,752)	951,788	1,357,933	(7,263,084)
Increase in net assets from capital share transactions:
Shares issued	-	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-	-
Total (decrease) increase in net assets from operations and capital share transactions	(770,752)	951,788	1,357,933	(7,263,084)
Net assets:
Beginning of period	5,777,883	3,136,819	3,649,198	11,351,691
End of period	$5,007,131	$4,088,607	$5,007,131	$4,088,607
Change in Shares outstanding:
Shares outstanding at beginning of period	310,158,500	310,158,500	310,158,500	310,158,500
Shares issued	-	-	-	-
Net increase in Shares	-	-	-	-
Shares outstanding at end of period	310,158,500	310,158,500	310,158,500	310,158,500

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

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. The Authorized Participant(s) may engage Liquidity Providers from time to time and at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, served as a Liquidity Provider to Grayscale Securities from October 3, 2022 to September 12, 2023. The Authorized Participant has engaged an unaffiliated Liquidity Provider, and intends to engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2023 and December 31, 2022 and results of operations for the three and nine months ended September 30, 2023 and 2022 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investment in ETH	$5,007,131	$5,007,131	$-	$-
December 31, 2022
Assets
Investment in ETH	$3,649,198	$3,649,198	$-	$-

3. Fair Value of ETH

ETH is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2023 and December 31, 2022, the Trust held 2,981,357.71185740 and 3,037,631.42522860 ETH, respectively.

The Trust determined the fair value per ETH to be $1,679.48 and $1,201.33 on September 30, 2023 and December 31, 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ETH and the respective fair value:

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
Balance at December 31, 2021	3,114,532.09753906	$11,351,691
ETH contributed	-	-
ETH distributed for Sponsor’s Fee, related party	(76,900.67231046)	(153,242)
Net change in unrealized depreciation on investment in ETH	-	(7,670,184)
Net realized gain on investment in ETH	-	120,933
Balance at December 31, 2022	3,037,631.42522860	$3,649,198
ETH contributed	-	-
ETH distributed for Sponsor’s Fee, related party	(56,273.71337120)	(97,663)
Net change in unrealized appreciation on investment in ETH	-	1,381,575
Net realized gain on investment in ETH	-	74,021
Balance at September 30, 2023	2,981,357.71185740	$5,007,131

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

On September 18, 2023, the Agent announced that it irrevocably abandoned all of the Incidental Rights to ETHPoW. The Agent determined that the Custodian does not support ETHPoW, nor have trading venues with meaningful liquidity developed for ETHPoW.

As such, it is not possible to exercise the rights to acquire and sell ETHPoW, and on behalf of the Record Date Shareholders, the Agent abandoned the rights to ETHPoW.

5. Creations and Redemptions of Shares

At September 30, 2023 and December 31, 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ETH to the Trust or the distribution of ETH by the Trust. The number of ETH required for each creation Basket or redemption Basket is determined by dividing (x) the number of ETH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ETH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0096 and 0.0098 of one ETH at September 30, 2023 and December 31, 2022, respectively. The decrease in the number of ETH represented by each Share is primarily a result of the periodic withdrawal of ETH to pay the Sponsor’s Fee.

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

At this time, the Trust is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. On October 2, 2023, NYSE Arca, Inc. (“NYSE Arca”) filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Trust on NYSE Arca. As of the date of this filing, the NYSE Arca 19b-4 application has not been approved by the SEC and the Trust has not obtained relief from the SEC under Regulation M, and the Trust makes no representation as to when or if such approval and relief will be obtained.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended September 30, 2023 and December 31, 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2023 or December 31, 2022.

7. Related Parties

The Trust considers the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis, Genesis Global Holdco, LLC, Grayscale, Grayscale Securities, and CoinDesk Indices, Inc. As of September 30, 2023 and December 31, 2022, 8,729,797 and 11,811,797 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ETH, monthly in arrears. The amount of ETH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ETH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ETH is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2023 and December 31, 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2023 and 2022.

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

For the three months ended September 30, 2023 and 2022, the Trust incurred Sponsor’s Fees of $33,146,660 and $29,260,642, respectively. For the nine months ended September 30, 2023 and 2022, the Trust incurred Sponsor’s Fees of $97,664,331 and $128,216,969, respectively. As of September 30, 2023 and December 31, 2022, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2023 and 2022, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 30, 2023, DCG had not purchased any Shares of the Trust under this authorization.

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

9. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Per Share Data:
Net asset value, beginning of period	$18.63	$10.11	$11.77	$36.60
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.11)	(0.09)	(0.31)	(0.41)
Net realized and unrealized (loss) gain	(2.38)	3.16	4.68	(23.01)
Net (decrease) increase in net assets resulting from operations	(2.49)	3.07	4.37	(23.42)
Net asset value, end of period	$16.14	$13.18	$16.14	$13.18
Total return	-13.37%	30.37%	37.13%	-63.99%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

11. Subsequent Events

As of the close of business on October 30, 2023, the fair value of ETH determined in accordance with the Trust’s accounting policy was $1,801.73 per ETH.

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

On September 18, 2023, the Agent announced that it irrevocably abandoned all of the Incidental Rights to ETHPoW. The Agent determined that the Custodian does not support ETHPoW, nor have trading venues with meaningful liquidity developed for ETHPoW. As such, it is not possible to exercise the rights to acquire and sell ETHPoW, and on behalf of the Record Date Shareholders, the Agent abandoned the rights to ETHPoW.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ETH and price of ETH amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized and unrealized (loss) gain on investment in ETH	$(737,606)	$981,048	$1,455,596	$(7,134,867)
Net (decrease) increase in net assets resulting from operations	$(770,752)	$951,788	$1,357,933	$(7,263,084)
Net assets	$5,007,131	$4,088,607	$5,007,131	$4,088,607

Net realized and unrealized loss on investment in ETH for the three months ended September 30, 2023 was ($737,606), which includes a realized gain of $25,228 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ETH of ($762,834). Net realized and unrealized loss on investment in ETH for the period was driven by ETH price depreciation from $1,925.83 per ETH as of June 30, 2023, to $1,679.48 per ETH as of September 30, 2023. Net decrease in net assets resulting from operations was ($770,752) for the three months ended September 30, 2023, which consisted of the net realized and unrealized loss on investment in ETH, plus the Sponsor’s Fee of $33,146. Net assets decreased to $5,007,131 at September 30, 2023, a 13% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ETH price depreciation and the withdrawal of approximately 18,846 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETH for the three months ended September 30, 2022 was $981,048, which includes a realized gain of $21,142 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETH of $959,906. Net realized and unrealized gain on investment in ETH for the period was driven by ETH price appreciation from $1,019.72 per ETH as of June 30, 2022, to $1,337.53 per ETH as of September 30, 2022. Net increase in net assets resulting from operations was $951,788 for the three months ended September 30, 2022, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $29,260. Net assets increased to $4,088,607 at September 30, 2022, a 30% increase for the three-month period. The increase in net assets resulted from the aforementioned ETH price appreciation, partially offset by the withdrawal of approximately 19,323 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETH for the nine months ended September 30, 2023 was $1,455,596, which includes a realized gain of $74,021 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETH of $1,381,575. Net realized and unrealized gain on investment in ETH for the period was driven by ETH price appreciation from $1,201.33 per ETH as of December 31, 2022, to $1,679.48 per ETH as of September 30, 2023. Net increase in net assets resulting from operations was $1,357,933 for the nine months ended September 30, 2023, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $97,663. Net assets increased to $5,007,131 at September 30, 2023, a

37% increase for the nine-month period. The increase in net assets resulted from the aforementioned ETH price appreciation, partially offset by the withdrawal of approximately 56,273 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ETH for the nine months ended September 30, 2022 was ($7,134,867), which includes a realized gain of $103,976 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ETH of ($7,238,843). Net realized and unrealized loss on investment in ETH for the period was driven by ETH price depreciation from $3,644.75 per ETH as of December 31, 2021, to $1,337.53 per ETH as of September 30, 2022. Net decrease in net assets resulting from operations was ($7,263,084) for the nine months ended September 30, 2022, which consisted of the net realized and unrealized loss on investment in ETH, plus the Sponsor’s Fee of $128,217. Net assets decreased to $4,088,607 at September 30, 2022, a 64% decrease for the nine-month period. The decrease in net assets resulted from the aforementioned ETH price depreciation and the withdrawal of approximately 57,698 ETH to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(All ETH balances are rounded to the nearest whole ETH)
ETH:
Opening balance	3,000,204	3,076,157	3,037,631	3,114,532
Creations	-	-	-	-
Sponsor’s Fee, related party	(18,846)	(19,323)	(56,273)	(57,698)
Closing balance	2,981,358	3,056,834	2,981,358	3,056,834
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	2,981,358	3,056,834	2,981,358	3,056,834
Number of Shares:
Opening balance	310,158,500	310,158,500	310,158,500	310,158,500
Creations	-	-	-	-
Closing balance	310,158,500	310,158,500	310,158,500	310,158,500

	As of September 30,
	2023	2022
Price of ETH on principal market(1)	$1,679.48	$1,337.53
NAV per Share(2)	$16.14	$13.18
Index Price	$1,679.54	$1,338.76
Digital Asset Holdings per Share(3)	$16.14	$13.19

(1)
The Trust performed an assessment of the principal market at September 30, 2023 and 2022, and identified the principal market as Coinbase.
(2)
As of September 30, 2023 and 2022, the NAV per Share was calculated using the fair value of ETH based on the price provided by Coinbase, the Digital Asset Exchange that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Exchanges included in the Index as of September 30, 2023 were Coinbase, Kraken and

LMAX Digital. Effective October 28, 2023, the Index Provider added Crypto.com to the Index due to the exchange meeting the Index Provider’s minimum liquidity requirement, and did not remove any Constituent Exchanges as part of its scheduled quarterly review. The Digital Asset Exchanges included in the Index as of September 30, 2022 were Coinbase, FTX.US, Kraken and LMAX Digital. See “Item 1. Business—Valuation of ETH and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share.

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

As of September 30, 2023, the Trust had a net closing balance with a value of $5,007,309,531, based on the Index Price (non-GAAP methodology). As of September 30, 2023, the Trust had a total market value of $5,007,130,650, based on the principal market (Coinbase).

As of September 30, 2022, the Trust had a net closing balance with a value of $4,092,366,763, based on the Index Price (non-GAAP methodology). As of September 30, 2022, the Trust had a total market value of $4,088,606,857, based on the principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 to September 30, 2023. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from October 1, 2018 to September 30, 2023. During such period, the Index Price has ranged from $82.41 to $4,776.32, with the straight average being $1,317.45 through September 30, 2023. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2019	$179.97	$350.60	6/26/2019	$82.41	12/14/2018	$178.00	$178.00
Twelve months ended September 30, 2020	$223.48	$476.12	9/1/2020	$109.83	3/16/2020	$355.69	$355.69
Twelve months ended September 30, 2021	$1,867.35	$4,090.65	5/12/2021	$340.74	10/6/2020	$2,994.79	$2,994.79
Twelve months ended September 30, 2022	$2,692.72	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,338.76	$1,338.76
Twelve months ended September 30, 2023	$1,626.72	$2,116.13	4/16/2023	$1,103.84	11/21/2022	$1,679.54	$1,665.10
October 1, 2018 to September 30, 2023	$1,317.45	$4,776.32	11/9/2021	$82.41	12/14/2018	$1,679.54	$1,665.10

The following table illustrates the movements in the Digital Asset Market price of ETH, as reported on the Trust’s principal market, from October 1, 2018 to September 30, 2023. During such period, the price of ETH has ranged from $82.34 to $4,776.95, with the straight average being $1,317.49 through September 30, 2023.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2019	$179.99	$350.76	6/26/2019	$82.34	12/14/2018	$178.13	$178.13
Twelve months ended September 30, 2020	$223.47	$476.23	9/1/2020	$110.29	3/16/2020	$355.34	$355.34
Twelve months ended September 30, 2021	$1,867.44	$4,089.92	5/12/2021	$340.17	10/6/2020	$2,992.38	$2,992.38
Twelve months ended September 30, 2022	$2,692.75	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,337.53	$1,337.53
Twelve months ended September 30, 2023	$1,626.78	$2,116.20	4/16/2023	$1,103.92	11/21/2022	$1,679.48	$1,665.09
October 1, 2018 to September 30, 2023	$1,317.49	$4,776.95	11/9/2021	$82.34	12/14/2018	$1,679.48	$1,665.09

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from June 24, 2019 to September 30, 2023.

ETHE Premium/(Discount): ETHE Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from June 24, 2019 to September 30, 2023.

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

On July 10, 2023, the Sponsor, Fir Tree, and 210K Capital entered into a Settlement Agreement which resolved the Demands, in which the Sponsor and Grayscale Bitcoin Trust agreed to voluntarily produce certain books and records in response to the Demands without any admission of liability or fault, without conceding the shareholders’ entitlement to any information, and without the payment of any money. On September 21, 2023, Fir Tree and 210K Capital filed stipulations of dismissal for the Demands.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing, or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. There is no guarantee that the ruling by the D.C. Circuit Court of Appeals will ultimately result in approval of NYSE Arca’s 19b-4 application to list the shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product. Moreover, even if NYSE Arca’s request with respect to Grayscale Bitcoin Trust is approved, there is no guarantee that NYSE Arca’s 19b-4 application to list the Shares of the Trust would also be approved.

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements for the Trust and Grayscale Bitcoin Trust for failing to reduce the Sponsor’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Alameda complaint. On May 19, 2023, the Sponsor filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint alleging breach of contract and fiduciary duty claims concerning the Sponsor’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning purported breaches of the terms of the trust agreements and breaches of fiduciary duty based on the Sponsor’s fees for the Trust and Grayscale Bitcoin Trust. The Sponsor believes this lawsuit is without merit and intends to vigorously defend against it.

As of the date of this report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K, and under “Part II, Item 1A. Risk Factors” of the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, except as set forth below.

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

As part of determining whether ETH is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of ETH with external counsel. The Sponsor has discussed, for example, the security status of ETH with external counsel both before and after the Merge and determined that the Merge has not caused ETH to have become a security for a variety of reasons including, but not limited to, the following:

First, consistent with the holdings in recent Federal court cases involving Ripple and Terraform, the Sponsor believes that whether something is an investment contract under the Howey test is a transaction-specific assessment that does not attach to the underlying object of that transaction as the underlying object of a transaction is not itself “a contract, transaction or scheme.” The Sponsor therefore believes that a digital asset such as ETH cannot itself be an investment contract security. That remains true after the Merge.

Second, the Sponsor also believes that ETH is a consumable commodity that is not a security. ETH was used in making gas fee payments on the Ethereum Network prior to the Merge and continues to be extensively used in this capacity after the Merge. The Merge also introduced a new use for ETH as part of the new consensus mechanism, which provides further evidence that ETH is a consumable commodity and not a security.

Third, the Sponsor believes that any expectations of profit a purchaser of ETH may possess from their purchase depends on the overall market for ETH, not any identifiable “other” or issuer as required in the Howey test. Specifically, the Sponsor believes that ETH’s value derives from the supply and demand for useful applications built on the Ethereum Network. The Sponsor believes this to be the case before the Merge and continues to believe it to be the case after the Merge.

Fourth, the Sponsor believes that even if a holder of ETH expects profits based upon the action of persons directly involved in updating the Ethereum Network’s code, or in publishing new blocks of transactions on the Ethereum Network, the group of persons involved in such activities is sufficiently decentralized such that there is no “other” upon whom a purchaser could rely for Howey purposes. There were thousands of developers working on the Ethereum Network’s code before the Merge, and there continues to be today. There were thousands of miners publishing blocks on the Ethereum Network before the Merge, and there are approximately one million validators performing that role after the Merge. The Sponsor therefore believes that the Ethereum Network remains “sufficiently decentralized” and that ETH is not a security, just as a former director of the Commission stated in June 2018.

Fifth, similar to profits that could be sought from mining under proof of work, any profits realized from validating Ethereum transactions only accrue to those who affirmatively engage in validation efforts, rather than holders of ETH more generally. Any of these profits are also based on the validator’s own efforts to engage in validation, and not the efforts of identifiable “others” more generally.

Sixth, the Sponsor believes ETH is not a security because futures contracts with ETH as the underlying asset continue to be offered by trading platforms regulated only by the CFTC, even after the Merge.

In addition, the Sponsor has considered generally whether the Merge may have caused ETH to be classified as a security under Reves or any other instrument making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act and concluded that it did not.

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

As is the case with ETH, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage, distribution and secondary-market trading characteristics as well as contributions of the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the Internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset in question is or is not a security for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question is a security, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is scant, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset is or is not a security for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities-law status of ETH or any other particular digital asset.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Trust (ETH) (OTCQX: ETHE) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2023:

Period	(a) Total Number of Shares of ETHE Purchased	(b) Average Price Paid per Share of ETHE	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2023 - July 31, 2023	-	$-	-	$200.0
August 1, 2023 - August 31, 2023	-	-	-	200.0
September 1, 2023 - September 30, 2023	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through October 30, 2023, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which served as a Liquidity Provider of the Authorized Participant from October 3, 2022 to September 12, 2023.

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

Date: November 3, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.