Form 10-K
period 2023-12-31
Grayscale Ethereum Trust (ETH)
filed 2024-02-23
CIK 1725210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on June 30, 2023 as reported by the OTC Markets Group Inc. on that date: $2,996,211,248

Number of Shares of the registrant outstanding as of February 19, 2024: 310,158,500

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
•
the unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, which may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
the value of the Shares relating directly to the value of ETH then held by the Trust, the value of which may be highly volatile and subject to fluctuations due to a number of factors;
•
the limited history of the Index;
•
because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share;
•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market;

•
a determination that ETH or any other digital asset is a “security” may adversely affect the value of ETH and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust;
•
regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares;
•
changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the Shares;
•
regulatory changes or other events in foreign jurisdictions that may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares;
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
•
the Trust’s reliance on third-party service providers to perform certain functions essential to the affairs of the Trust and the challenges replacement of such service providers could pose to the safekeeping of the Trust’s ETH and to the operations of the Trust;
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

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 101.

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

The Trust’s purpose is to hold Ethereum (“ETH”), which are digital assets that are created and transmitted through the operations of the peer-to-peer Ethereum Network, a decentralized network of computers that operates on cryptographic protocols. There are several key features of the Ethereum Network. ETH has an unlimited supply and a circulating supply of approximately 120 million coins as of December 31, 2023. As of December 31, 2023, the 24-hour trading volume of ETH was approximately $2.9 billion. As of December 31, 2023, the aggregate market value of ETH was $274 billion. As of December 31, 2023, ETH was the second largest digital asset by market capitalization, as tracked by CoinMarketCap.com.

As of December 31, 2023, the Trust holds approximately 2.5% of the ETH in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Ethereum Network. As a decentralized digital asset network, the Ethereum Network consists of several stakeholders, including core developers of ETH, users, services, businesses, validators and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of ETH confers no such rights.

On January 11, 2019, the Trust changed its name from Ethereum Investment Trust to Grayscale Ethereum Trust (ETH) by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State. The Trust issues common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in exchange for deposits of ETH. The Shares are quoted on OTC Markets Group Inc.’s OTCQX® Best Market (“OTCQX”) under the ticker symbol “ETHE.”

Grayscale Investments, LLC is the sponsor and administrator of the Trust (the “Sponsor”), Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (in such capacity, the “Transfer Agent”), and Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”).

The Trust issues Shares only in one or more blocks of 100 Shares (a block of 100 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time. Baskets are offered in exchange for ETH. At this time, the Sponsor is not operating a redemption program for the Shares and therefore Shares are not redeemable by the Trust. Due to the lack of an ongoing redemption program as well as price volatility, trading volume and closings of Digital Asset Trading Platforms due to fraud, failure, security breaches or otherwise, there can be no assurance that the value of the Shares will reflect the value of the Trust’s ETH, less the Trust’s expenses and other liabilities, and the Shares may trade at a substantial premium over, or a substantial discount to, the value of the Trust’s ETH, less the Trust’s expenses and other liabilities.

The U.S. dollar value of a Basket of Shares at 4:00 p.m., New York time, on the trade date of a creation order is equal to the Basket Amount, which is the number of ETH required to create a Basket of Shares, multiplied by the “Index Price,” which is the price of an ETH calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time, derived from the selected Digital Asset Trading Platforms that are reflected in the CoinDesk Ether Price Index (ETX) (the “Index”) on each business day. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. See “—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price.”

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

The Sponsor maintains an Internet website at www.grayscale.com/crypto-products/grayscale-ethereum-trust/, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing or any other report or documents we file with or furnish to the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

In the event the Shares trade at a substantial premium, investors who purchase Shares on OTCQX will pay substantially more for their Shares than investors who purchase Shares in the private placement. The value of the Shares may not reflect the value of the Trust’s ETH, less the Trust’s expenses and other liabilities, for a variety of reasons, including the holding period under Rule 144 for Shares purchased in the private placement, the lack of an ongoing redemption program, any halting of creations by the Trust, ETH price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-current trading hours between OTCQX and the global trading platform market for trading ETH. As a result, the Shares may continue to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s ETH, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective for the foreseeable future.

For example, from June 20, 2019 to December 31, 2023, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 956%, the average premium was 191%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 60%, and the average discount was 26%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between June 20, 2019 and December 31, 2023, has been quoted at a discount on 711 days. As of December 29, 2023, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a discount of 12% to the Trust’s NAV per Share. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

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

The Trust’s ETH are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“GAAP”). The Trust determines the fair value of ETH based on the price provided by the Digital Asset Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to in this Annual Report as “Principal Market NAV.” Prior to February 23, 2024, Principal Market NAV was referred to as NAV. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

The Trust uses the Index Price to calculate its “NAV,” a Non-GAAP metric, which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, other fiat currency, Incidental Rights or IR Virtual Currency), less the U.S. dollar value of the Trust’s expenses and other liabilities, calculated in the manner set forth under “—Valuation of ETH and Determination of NAV.” “NAV per Share” is calculated by dividing NAV by the number of Shares currently outstanding. NAV and NAV per Share are not measures calculated in accordance with GAAP. NAV is not intended to be a substitute for the Trust’s Principal Market NAV calculated in accordance with GAAP, and NAV per Share is not intended to be a substitute for the Trust’s Principal Market NAV per Share calculated in accordance with GAAP. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and Principal Market NAV was referred to as NAV.

At this time, the Trust is not operating a redemption program for Shares and therefore Shares are not redeemable by the Trust. In addition, the Trust may halt creations for extended periods of time for a variety of reasons, including in connection with forks, airdrops and other similar occurrences. As a result, Authorized Participants are not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s NAV per Share, which may cause the Shares to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s NAV per Share.

Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust has not sought such relief as of the date of this Annual Report. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s ETH, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium or discount at which the Shares trade on OTCQX over or below such value, respectively, which at times has been substantial.

For a discussion of risks relating to the deviation in the trading price of the Shares from the NAV per Share, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, if the Sponsor determines that ETH is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that ETH is a security, the Sponsor does not intend to permit the Trust to continue holding ETH in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act of 1940 (the “Investment Company Act”)). See “—Description of the Trust Agreement—Termination of the Trust” for additional discussion of the circumstances under which the Trust could be dissolved. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—A determination that ETH or any other digital asset is a “security” may adversely affect the value of ETH and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to gain exposure to digital assets through an investment in securities. As of December 31, 2023, each Share represented approximately 0.0096 ETH. The logistics of accepting, transferring and safekeeping of ETH are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

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
•
Market-Traded and Transparent. The Shares are quoted on OTCQX. Shareholders that purchased Shares directly from the Trust and have held them for the requisite holding period under Rule 144 may sell their Shares on OTCQX upon receiving approval from the Sponsor. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. The Sponsor believes the quotation of the Shares on OTCQX provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on www.grayscale.com/crypto-products/grayscale-ethereum-trust/.
•
Minimal Credit Risk. The Shares represent an interest in actual ETH owned by the Trust. The Trust’s ETH are not subject to borrowing arrangements with third parties and are subject to counterparty and minimal credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and futures traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
•
Safekeeping System. The Custodian has been appointed to control and secure the ETH for the Trust using offline storage, or “cold storage”, mechanisms to secure the Trust’s private key “shards”. The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Trust differentiates itself from many competing digital asset financial vehicles in the following ways:

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
•
Custodian Inspections. The Custodian has agreed to allow the Trust and the Sponsor to take such steps as necessary to verify that satisfactory internal control systems and procedures are in place.
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

Incidental Rights and IR Virtual Currency

The Trust may from time to time come into possession of Incidental Rights and/or IR Virtual Currency by virtue of its ownership of ETH, generally through a fork in the Ethereum Blockchain, an airdrop offered to holders of ETH or other similar event. Pursuant to the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement. These actions include (i) selling Incidental Rights and/or IR Virtual Currency in the Digital Asset Market and distributing the cash proceeds to shareholders, (ii) distributing Incidental Rights and/or IR Virtual Currency in-kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible and (iii) irrevocably abandoning Incidental Rights or IR Virtual Currency. The Trust may also use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses, if any, as discussed below under “—Expenses; Sales of ETH.” However, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s NAV, the NAV per Share, the Principal Market NAV and the Principal Market NAV per Share.

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

The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Trust’s legal advisers, tax consultants, and Custodian, and may decide to abandon any Incidental Rights or IR Virtual Currency resulting from a hard fork, airdrop or similar occurrence should the Sponsor conclude, in its discretion, that such abandonment is in the best interests of the Trust. In the event the Sponsor decides to sell any Incidental Right or IR Virtual Currency, it would expect to execute the sale to or through an eligible financial institution that is subject to federal and state licensing requirements and practices regarding anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, which may include an Authorized Participant, a Liquidity Provider (as defined below in “—Service Providers to the Trust—Authorized Participants”), or one or more of their affiliates. In either case, the Sponsor expects that an Authorized Participant or Liquidity Provider would only be willing to transact with the Sponsor on behalf of the Trust if an Authorized Participant or Liquidity Provider considered it possible to trade the Incidental Right or IR Virtual Currency on a Digital Asset Trading Platform or other venue to which the Authorized Participant or Liquidity Provider has access. Generally, any such Authorized Participant or Liquidity Provider would have access only to Digital Asset Trading Platforms or other venues that it reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each venue.

Secondary Market Trading

While the Trust’s investment objective is for the value of the Shares (based on ETH per Share) to reflect the value of ETH held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on OTCQX (or on another Secondary Market in the future) at prices that are lower or higher than the NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours and liquidity between OTCQX and larger Digital Asset Trading Platforms. While the Shares are listed and trade on OTCQX from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Trading Platforms. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Trading Platform is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the ETH Industry and Market

Ethereum, or ETH, is a digital asset that is created and transmitted through the operations of the peer-to-peer Ethereum Network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Ethereum Network, the infrastructure of which is collectively maintained by a decentralized user base. The Ethereum Network allows people to exchange tokens of value, called Ether, which are recorded on a public transaction ledger known as a blockchain. ETH can be used to pay for goods and services, including computational power on the Ethereum Network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Markets or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Ethereum Network also allows users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than ETH on the Ethereum Network. Smart contract operations are executed on the Ethereum Blockchain in exchange for payment of ETH. The Ethereum Network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

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

The Ethereum Network is decentralized in that it does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of ETH. Rather, following the initial distribution of ETH, ETH is created, burned and allocated by the Ethereum Network protocol through a process that is currently subject to an issuance and burn rate as further described under “—Limits on ETH Supply” below. The value of ETH is determined by the supply of and demand for ETH on the Digital Asset Trading Platforms or in private end-user-to-end-user transactions.

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

Moreover, the Ethereum Network has also been used as a platform for creating new digital assets and conducting their associated initial coin offerings. As of December 31, 2023, a majority of digital assets were built on the Ethereum Network, with such assets representing a significant amount of the total market value of all digital assets.

More recently, the Ethereum Network has been used for decentralized finance (DeFi) or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. Over the course of 2023, between $20 billion and $30 billion worth of digital assets were locked up as collateral on DeFi platforms on the Ethereum Network.

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

Overview of the Ethereum Network’s Operations

In order to own, transfer or use ETH directly on the Ethereum Network, as opposed to through an intermediary, such as a custodian, a person generally must have internet access to connect to the Ethereum Network. ETH transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending ETH, a user must notify the Ethereum Network of the transaction by broadcasting the transaction data to its network peers. The Ethereum Network provides confirmation against double-spending by memorializing every transaction in the Ethereum Blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending is accomplished through the Ethereum Network validation process, which adds “blocks” of data, including recent transaction information, to the Ethereum Blockchain.

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

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his or her private key, the user may permanently lose access to the ETH contained in the associated address. Likewise, ETH is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending ETH, a user’s Ethereum Network software program must validate the transaction with the associated private key. In addition, since every computation on the Ethereum Network requires processing power, there is a transaction fee involved with the transfer that is paid by the payor. The resulting digitally validated transaction is sent by the user’s Ethereum Network software program to the Ethereum Network validators to allow transaction confirmation.

As discussed in greater detail below in “—Creation of New ETH,” Ethereum Network validators record and confirm transactions when they validate and add blocks of information to the Ethereum Blockchain. In proof-of-stake, validators compete to be randomly selected to validate transactions. When a validator is selected to validate a block, it creates that block, which includes data relating to (i) the verification of newly submitted and accepted transactions and (ii) a reference to the prior block in the Ethereum Blockchain to which the new block is being added. The validator becomes aware of outstanding, unrecorded transactions through the data packet transmission and distribution discussed above.

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

Some ETH transactions are conducted “off-blockchain” and are therefore not recorded in the Ethereum Blockchain. These “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding ETH or the reallocation of ownership of certain ETH in a pooled-ownership digital wallet, such as a digital wallet owned by a Digital Asset Trading Platform. In contrast to on-blockchain transactions, which are publicly recorded on the Ethereum Blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly ETH transactions in that they do not involve the transfer of transaction data on the Ethereum Network and do not reflect a movement of ETH between addresses recorded in the Ethereum Blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of ETH ownership is not protected by the protocol behind the Ethereum Network or recorded in, and validated through, the blockchain mechanism.

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

Proof-of-Work Mining Process

Prior to September 2022, Ethereum operated using a proof-of-work consensus mechanism. Under proof-of-work, in order to incentivize those who incurred the computational costs of securing the network by validating transactions, there was a reward given to the computer that was able to create the latest block on the chain. Every 14 seconds, on average, a new block was added to the Ethereum Blockchain with the latest transactions processed by the network, and the computer that generated this block was awarded a variable amount of ETH, depending on use of the network at the time. In certain mining scenarios, ETH was sometimes sent to another miner if they were also able to find a solution, but their block was not included. This is referred to as an uncle/aunt reward. Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) was guaranteed to be random. The process by which a digital asset was “mined” resulted in new blocks being added to such digital asset’s blockchain and new digital assets being issued to the miners. Prior to the Merge upgrade, described below, computers on the Ethereum Network engaged in a set of prescribed complex mathematical calculations in order to add a block to the Ethereum Blockchain and thereby confirm ETH transactions included in that block’s data.

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

Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, miners (sometimes called validators) risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as validating multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work and is sometimes referred to as “virtual mining”. As of December 31, 2023, every 12 seconds, approximately, a new block is added to the Ethereum Blockchain with the latest transactions processed by the network, and the validator that generated this block is awarded ETH.

Limits on ETH Supply

The rate at which new ETH are issued and put into circulation is expected to vary. In September 2022 the Ethereum Network converted from proof-of-work to a new proof-of-stake consensus mechanism. As of December 31, 2023, following the Merge, approximately 2,400 ETH are issued per day, though the issuance rate varies based on the number of validators on the network. In addition, the issuance of new ETH could be partially or completely offset by the burn mechanism introduced by the EIP-1559 modification, under which ETH are removed from supply at a rate that varies with network usage. See “—Modifications to the ETH Protocol.” On occasion, the ETH supply has been deflationary over a 24-hour period as a result of the burn mechanism. The attributes of the new consensus algorithm are subject to change, but in sum, the new consensus algorithm and related modifications reduced total new ETH issuances and could turn the ETH supply deflationary over the long term.

As of December 31, 2023, approximately 120 million ETH were outstanding.

Modifications to the ETH Protocol

The Ethereum Network is an open source project with no official developer or group of developers that controls it. However, the Ethereum Network’s development has historically been overseen by the Ethereum Foundation and other core developers. The Ethereum Foundation and core developers are able to access and alter the Ethereum Network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Ethereum Network’s source code.

For example, in 2019 the Ethereum Network completed a network upgrade called Metropolis that was designed to enhance the usability of the Ethereum Network and was introduced in two stages. The first stage, called Byzantium, was implemented in October 2017. The purpose of Byzantium was to increase the network’s privacy, security, and scalability and reduce the block reward from 5.0 ETH to 3.0 ETH. The second stage, called Constantinople, was implemented in February 2019, along with another upgrade, called St. Petersburg. Another network upgrade, called Istanbul, was implemented in December 2019. The purpose of Istanbul was to make the network more resistant to denial of service attacks, enable greater ETH and Zcash interoperability as well as other Equihash-based proof-of-work digital assets, and to increase the scalability and performance for solutions on zero-knowledge privacy technology like SNARKs and STARKs. The purpose of these upgrades was to prepare the Ethereum Network for the introduction of a proof-of-stake algorithm and reduce the block reward from 3.0 ETH to 2.0 ETH. In the second half of 2020, the Ethereum Network began the first of several stages of an upgrade culminating in the Merge. The Merge amended the Ethereum Network’s consensus mechanism to include proof-of-stake. In April, 2023, the Ethereum Network completed a network upgrade called Shapella, which enabled users to unstake their previously-staked ETH and remove it from the relevant smart contract. Forthcoming planned upgrades include Dencun, which will enable “proto-danksharding.” The purpose of proto-danksharding is to increase scalability of the Ethereum Network by allowing easy synchronization with Layer 2 networks capable of processing many more transactions than the Ethereum Blockchain alone. The intended effect would be to increase the rate of transactions that can be processed by the Ethereum Network.

In 2021, the Ethereum Network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate the fees paid to miners (now validators). This new methodology splits fees into two components: a base cost and priority fee. The base cost is now removed from circulation, or “burnt”, and the priority fee is paid to validators. EIP-1559 has reduced the total net issuance of ETH fees to validators. The release of updates to the Ethereum Network’s source code does not guarantee that the updates will be automatically adopted. Users and validators must accept any changes made to the Ethereum source code by downloading the proposed modification of the Ethereum Network’s source code. A modification of the Ethereum Network’s source code is effective only with respect to the Ethereum users and validators that download it. If a modification is accepted by only a percentage of users and validators, a division in the Ethereum Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.” Consequently, as a practical matter, a modification to the source code becomes part of the Ethereum Network only if accepted by participants collectively having most of the validation power on the Ethereum Network.

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

ETH Value

Digital Asset Trading Platform Valuation

The value of ETH is determined by the value that various market participants place on ETH through their transactions. The most common means of determining the value of an ETH is by surveying one or more Digital Asset Trading Platforms where ETH is traded publicly and transparently (e.g., Coinbase, Kraken, LMAX Digital and Crypto.com).

Digital Asset Trading Platform Public Market Data

On each online Digital Asset Trading Platform, ETH is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro, or by the widely used cryptocurrency Bitcoin. Over-the-counter dealers or market makers do not typically disclose their trade data.

As of December 31, 2023, the Digital Asset Trading Platforms included in the Index were Coinbase, Kraken, LMAX Digital and Crypto.com. As further described below, the Sponsor and the Trust reasonably believe each of these Digital Asset Trading Platforms are in material compliance with applicable U.S. federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

Coinbase: A U.S.-based trading platform registered as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”) and licensed as a virtual currency business under the New York State Department of Financial Services (“NYDFS”) BitLicense, as well as a money transmitter in various U.S. states.

Crypto.com: A Singapore-based trading platform registered as an MSB with FinCEN and licensed as a money transmitter in various U.S. states. Crypto.com does not hold a BitLicense.

Kraken: A U.S.-based trading platform registered as an MSB with FinCEN and licensed as a money transmitter in various U.S. states. Kraken does not hold a BitLicense.

LMAX Digital: A U.K.-based trading platform registered as a broker with FCA. LMAX Digital does not hold a BitLicense.

Currently, there are several Digital Asset Trading Platforms operating worldwide, and online Digital Asset Trading Platforms represent a substantial percentage of ETH buying and selling activity and provide the most data with respect to prevailing valuations of ETH. These trading platforms include established trading platforms such as trading platforms included in the Index which provide a number of options for buying and selling ETH. The below table reflects the trading volume in ETH and market share of the ETH-U.S. dollar trading pairs of each of the Digital Asset Trading Platforms included in the Index as of December 31, 2023 (collectively, “Constituent Trading Platforms”), using data since the inception of the Trust:

Digital Asset Trading Platforms included in the Index as of December 31, 2023(1)	Volume (ETH)	Market Share(2)
Coinbase	416,006,668	34.75%
Kraken	135,358,403	11.31%
LMAX Digital	69,287,707	5.79%
Crypto.com	14,750,030	1.23%
Total ETH-U.S. Dollar trading pair	635,402,808	53.08%

(1)
On January 28, 2023, the Index Provider added Binance.US to the Index due to the trading platform meeting the minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. On June 17, 2023, the Index Provider removed Binance.US from the Index due to Binance.US’s announcement that the trading platform was suspending U.S. dollar (“USD”) deposits and withdrawals and planned to delist its USD trading pairs, and did not add any Constituent Trading Platforms as part of its review. On October 28, 2023, the Index Provider added Crypto.com to the Index due to the trading platform meeting the minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review.
(2)
Market share is calculated using trading volume (in ETH) for certain Digital Asset Trading Platforms, including Coinbase, Kraken, LMAX Digital and Crypto.com, as well as certain other large U.S.-dollar denominated Digital Asset Trading Platforms that were not included in the Index as of December 31, 2023, including Bitstamp, Binance.US (data included from April 1, 2020), Bittrex (data included from July 31, 2018), Bitfinex, Bitflyer (data included from November 13, 2022), Cboe Digital (data included from October 1, 2020), Gemini, HitBTC (data included from June 13, 2019 through March 31, 2020), itBit (data included from December 27, 2018), OKCoin (data included from December 25, 2018) and FTX.US (data included from July 1, 2021 through November 12, 2022).

The domicile, regulation and legal compliance of the Digital Asset Trading Platforms included in the Index varies. Information regarding each Digital Asset Trading Platform may be found, where available, on the websites for such Digital Asset Trading Platforms, among other places.

Although the Index is designed to accurately capture the market price of ETH, third parties may be able to purchase and sell ETH on public or private markets not included among the constituent Digital Asset Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of ETH on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2023, the maximum differential between the 4:00 p.m., New York time, spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 2.76% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 0.75%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.012%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of ETH.

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

All references to the NAV and NAV per Share of the Trust in this report have been calculated using the Index Price unless indicated otherwise. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share.

Constituent Trading Platform Selection

The Digital Asset Trading Platforms that are included in the Index are selected by the Index Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For a trading platform to become a Constituent Trading Platform, it must satisfy the criteria listed below (the “Inclusion Criteria”):

•
Sufficient USD liquidity relative to the size of the listed assets;
•
No evidence in the past 12 months of trading restrictions on individuals or entities that would otherwise meet the trading platform’s eligibility requirements to trade;
•
No evidence in the past 12 months of undisclosed restrictions on deposits or withdrawals from user accounts;
•
Real-time price discovery;
•
Limited or no capital controls;
•
Transparent ownership including a publicly-owned ownership entity;
•
Publicly available language and policies addressing legal and regulatory compliance in the U.S., including KYC (Know Your Customer), AML (Anti-Money Laundering) and other policies designed to comply with relevant regulations that might apply to it;
•
Be a U.S.-domiciled trading platform or a non-U.S. domiciled trading platform that is able to service U.S. investors; and
•
Offer programmatic spot trading of the trading pair, and reliably publish trade prices and volumes on a real-time basis through Rest and Websocket APIs.

A Digital Asset Trading Platform is removed from the Constituent Trading Platforms when it no longer satisfies the Inclusion Criteria. The Index Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Trading Platforms. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. ETH derivative markets are also not currently included. While the Index Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Index Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of ETH derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

The Index Provider and the Sponsor have entered into the index license agreement, dated as of February 1, 2022 (as amended, the “Index License Agreement”), governing the Sponsor’s use of the Index Price. Pursuant to the terms of the Index License Agreement, the Index Provider may adjust the calculation methodology for the Index Price without notice to, or consent of, the Trust or its shareholders. The Index Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Index Provider has sole discretion over the determination of Index Price and may change the methodologies for determining the Index Price from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Index Price in the Trust’s current reports and will be notified of all other changes that the Sponsor considers significant in the Trust’s periodic or current reports. The Sponsor will determine the materiality of any changes to the Index Price on a case-by-case basis, in consultation with external counsel.

The Index Provider may change the trading venues that are used to calculate the Index or otherwise change the way in which the Index is calculated at any time. For example, the Index Provider has scheduled quarterly reviews in which it may add or remove Constituent Trading Platforms that satisfy or fail the Inclusion Criteria. The Index Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. While the Index Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes, it has historically notified the Trust of any material changes to the Constituent Trading Platforms, including any additions or removals of the Constituent Trading Platforms, in addition to issuing press releases in connection with the same. The Sponsor will notify investors of any such material event by filing a current report on Form 8-K. Although the Index methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Trading Platform, the unannounced closure of operations on a Digital Asset Trading Platform, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Index Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Determination of the Index Price

The Index applies an algorithm to the price of ETH on the Constituent Trading Platforms calculated on a per second basis over a 24-hour period. The Index’s algorithm is expected to reflect a four-pronged methodology to calculate the Index Price from the Constituent Trading Platforms:

•
Volume Weighting: Constituent Trading Platforms with greater liquidity receive a higher weighting in the Index, increasing the ability to execute against (i.e., replicate) the Index in the underlying spot markets.
•
Price-Variance Weighting: The Index Price reflects data points that are discretely weighted in proportion to their variance from the rest of the Constituent Trading Platforms. As the price at a particular trading platform diverges from the prices at the rest of the Constituent Trading Platforms, its weight in the Index Price consequently decreases.
•
Inactivity Adjustment: The Index Price algorithm penalizes stale activity from any given Constituent Trading Platform. When a Constituent Trading Platform does not have recent trading data, its weighting in the Index Price is gradually reduced until it is de-weighted entirely. Similarly, once trading activity at a Constituent Trading Platform resumes, the corresponding weighting for that Constituent Trading Platform is gradually increased until it reaches the appropriate level.
•
Manipulation Resistance: In order to mitigate the effects of wash trading and order book spoofing, the Index only includes executed trades in its calculation. Additionally, the Index only includes Constituent Trading Platforms that charge trading fees to its users in order to attach a real, quantifiable cost to any manipulation attempts.

The Index Provider re-evaluates the weighting algorithm on a periodic basis, but maintains discretion to change the way in which an Index Price is calculated based on its periodic review or in extreme circumstances. The exact methodology to calculate the Index Price is not publicly available. Still, the Index is designed to limit exposure to trading or price distortion of any individual Digital Asset Trading Platform that experiences periods of unusual activity or limited liquidity by discounting, in real-time, anomalous price movements at individual Digital Asset Trading Platforms.

The Sponsor believes the Index Provider’s selection process for Constituent Trading Platforms as well as the methodology of the Index Price’s algorithm provides a more accurate picture of ETH price movements than a simple average of Digital Asset Trading Platform spot prices, and that the weighting of ETH prices on the Constituent Trading Platforms limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the ETH spot market. By referencing multiple trading venues and weighting them based on trade activity, the Sponsor believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

If the Index Price becomes unavailable, or if the Sponsor determines in good faith that such Index Price does not reflect an accurate price for ETH, then the Sponsor will, on a best efforts basis, contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact such Index Price remains unavailable or the Sponsor continues to believe in good faith that such Index Price does not reflect an accurate price for ETH, then the Sponsor will employ a cascading set of rules to determine the Index Price, as described below in “—Determination of the Index Price When Index Price is Unavailable.”

The Trust values its ETH for operational purposes by reference to the Index Price. The Index Price is the value of an ETH as represented by the Index, calculated at 4:00 p.m., New York time, on each business day.

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate the Index Price for a digital asset. For example, Constituent Trading Platforms used to calculate the Index Price of the digital asset may include trading platforms such as Coinbase, Kraken, LMAX Digital and Crypto.com.

•
Volume Weighting: Each Constituent Trading Platform will be weighted to appropriately reflect the trading volume share of the Constituent Trading Platform relative to all the Constituent Trading Platforms during this same period. For example, an average hourly weighting of 67.06%, 11.88%, 14.57% and 6.49% for Coinbase, Kraken, LMAX Digital and Crypto.com, respectively, would represent each Constituent Trading Platform’s share of trading volume during the same period.
•
Inactivity Adjustment: Assume that a Constituent Trading Platform represented a 14% weighting on the Index Price of the digital asset, which is based on the per-second calculations of its trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in such Index, and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start de-weighting the Constituent Trading Platform at the 3-minute mark and continue to do so over a 7-minute period until its influence was effectively zero, 10 minutes after becoming inactive. As soon as trading activity resumed at the Constituent Trading Platform, the index algorithm would re-weight it to the appropriate weighting based on trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in the Index. Due to the period of inactivity, it would re-weight the Constituent Trading Platform activity to a weight lower than its original weighting—for example, to 12%.
•
Price-Variance Weighting: The price-variance weighting adjustment is a relative measure of each trading platform versus the cohort of trading platforms. The further the price at a constituent trading platform is from the mean price of the cohort, the less influence that trading platform’s price will have on the algorithm that produces the Index Price, as the trading platform data is discretely weighted in proportion to their variance from the rest of the trading platforms on a per-second basis and there is no minimum threshold the variance must meet for this adjustment to take place. For example, assume that for a one-hour period, the digital asset’s execution prices on one Constituent Trading Platform were trading more than 7% higher than the average execution prices on another Constituent Trading Platform. The algorithm will automatically detect the anomaly (price variance) and reduce that specific Constituent Trading Platform’s weighting during that one-hour period, ensuring a reliable spot reference price that is unaffected by the localized event and that is reflective of broader market activity.

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
2.
Index Price = The price set by Coin Metrics Real-Time Rate (the “Secondary Index”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Index Price”). The Secondary Index Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc. (the “Secondary Index Provider”). The Secondary Index Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. If the Secondary Index becomes unavailable, or if the Sponsor determines in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Secondary Index Provider to obtain the Secondary Index Price directly from the Secondary Index Provider. If after such contact the Secondary Index remains unavailable or the Sponsor continues to believe in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
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

Forms of Attack Against the Ethereum Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Ethereum Network contains certain flaws. For example, the Ethereum Network is currently vulnerable to a “51% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the staked ETH, a malicious actor would be able to gain full control of the network and the ability to manipulate the Ethereum Blockchain. As of the date of this Annual Report, the top three largest staking pools controlled approximately 50% of the ETH staked on the Ethereum Network.

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and the transfer of digital assets, including ETH. Any similar attacks on the Ethereum Network that impact the ability to transfer ETH could have a material adverse effect on the price of ETH and the value of the Shares.

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

Retail Sector

The retail sector includes users transacting in direct peer-to-peer ETH transactions through the direct sending of ETH over the Ethereum Network. While the use of Bitcoin to purchase goods and services from commercial or service businesses is developing, ETH has not yet been accepted in the same manner because ETH has a slightly different purpose than Bitcoin. ETH’s primary purpose is its use as payment for transaction fees and computational services (i.e., smart contracts) on the Ethereum Network. In the month ended December 31, 2023, the Ethereum Network facilitated daily transaction values between approximately $2.3 billion and approximately $7.0 billion. For reference, the Bitcoin network facilitated daily transaction values between approximately $3.7 billion and $14.6 billion over the same period. If ETH’s smart contract capabilities are not more widely utilized, it may struggle to compete with other digital assets.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of ETH. For example, Coinbase, Kraken, LMAX Digital and Crypto.com are some of the largest Digital Asset Trading Platforms by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store ETH for users. As the Ethereum Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Ethereum Network.

Competition

Thousands of digital assets, as tracked by CoinMarketCap.com as of December 31, 2023, have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While ETH has enjoyed some success in its limited history, the aggregate value of outstanding ETH is smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. In addition, while ETH was the first digital asset with a network that served as a smart contracts platform, a number of newer digital assets also function as smart contracts platforms, including Solana, Avalanche and Cardano. Some industry groups have also created private, permissioned blockchains. For example, J.P. Morgan is developing a platform called Onyx, which is described as a blockchain-based platform designed for use by the financial services industry.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of trading platforms or other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance and Coinbase, and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. The outcomes of these proceedings, as well as ongoing and future regulatory actions, have had a material adverse effect on the digital asset industry as a whole and on the price of ETH, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. At the same time, the chair has also stated that the SEC has authority under existing laws to regulate the digital asset sector and several enforcement actions were filed against digital asset trading platforms during the first half of 2023.

The SEC has also recently proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule under Rule 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ETH, validating activity or the operation of the Ethereum Network or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares,” “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—A determination that ETH or any other digital asset is a “security” may adversely affect the value of ETH and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Changes in SEC policy could adversely impact the value of the Shares.”

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect a digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example:

•
China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. China has banned initial coin offerings and there have been reports that Chinese regulators have taken action to shut down a number of China-based Digital Asset Trading Platforms.
•
South Korea determined to amend its Financial Information Act in March 2020 to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the government with the authority to close Digital Asset Trading Platforms that do not comply with specified processes. South Korea has also banned initial coin offerings.
•
The Reserve Bank of India in April 2018 banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. In March 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling.
•
The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets.
•
The Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member states in 2023 and is expected to come into effect in 2024.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Trading Platforms. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of ETH by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Ethereum ecosystem in the United States and globally, or otherwise negatively affect the value of ETH held by the Trust. The effect of any future regulatory change on the Trust or the ETH held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ETH, validating activity or the operation of the Ethereum Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.”

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

Although the redemption of Shares is provided for in the Trust Agreement, the redemption of Shares is not currently permitted and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust has not sought such relief as of the date of this Annual Report. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, this will allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s ETH, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value, or cause the Shares to trade at a discount to such value, which at times has been substantial.

Each Share represented approximately 0.0096 ETH as of December 31, 2023. Each Share in the initial Baskets represented approximately 0.0111 ETH. The decrease in the number of ETH represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of ETH to pay the Sponsor’s Fee and any Additional Trust Expenses. The number of ETH required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s ETH to pay the Sponsor’s Fee and any Additional Trust Expenses. The Trust will not accept or distribute cash in exchange for Baskets other than upon its dissolution. Authorized Participants may sell to other investors the Shares they purchase from the Trust only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

The Sponsor will determine the Trust’s NAV on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the NAV per Share, which equals the NAV divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s NAV and NAV per Share on the Trust’s website, www.grayscale.com/crypto-products/grayscale-ethereum-trust/, as soon as practicable after the Trust’s NAV and NAV per Share have been determined by the Sponsor. See “—Valuation of ETH and Determination of NAV.”

The Trust’s assets consist solely of ETH, Incidental Rights, IR Virtual Currency, proceeds from the sale of ETH, Incidental Rights and IR Virtual Currency pending use of such cash for payment of Additional Trust Expenses or distribution to the shareholders and any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. Each Share represents a proportional interest, based on the total number of Shares outstanding, in each of the Trust’s assets as determined in the case of ETH by reference to the Index Price, less the Trust’s expenses and other liabilities (which include accrued but unpaid fees and expenses). The Sponsor expects that the market price of the Shares will fluctuate over time in response to the market prices of ETH. In addition, because the Shares reflect the estimated accrued but unpaid expenses of the Trust, the number of ETH represented by a Share will gradually decrease over time as the Trust’s ETH are used to pay the Trust’s expenses. The Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s NAV or the NAV per Share.

ETH pricing information is available on a 24-hour basis from various financial information service providers or Ethereum Network information sites, such as CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Trading Platforms. As of December 31, 2023, the constituent Digital Asset Trading Platforms of the Index were Coinbase, Kraken, LMAX Digital, and Crypto.com. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

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

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Trust for investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the NAV and the NAV per Share of the Trust each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Trust’s ETH, as needed to pay the Sponsor’s Fee and any Additional Trust Expenses, (vi) upon dissolution of the Trust, distributing the Trust’s remaining ETH, Incidental Rights and IR Virtual Currency or the cash proceeds of the sale thereof to the owners of record of the Shares and (vii) establishing the principal market for GAAP valuation. In addition, if there is a fork in the Ethereum Network after which there is a dispute as to which network resulting from the fork is the Ethereum Network, the Sponsor has the authority to select the network that it believes in good faith is the Ethereum Network, unless such selection or authority would otherwise conflict with the Trust Agreement.

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

Distribution and Marketing Agreement

Effective October 3, 2022, the Sponsor has entered into a distribution and marketing agreement (the “Distribution and Marketing Agreement”) with Grayscale Securities, LLC, a Delaware limited liability company, (“Grayscale Securities”), a wholly owned subsidiary of the Sponsor and an affiliate and related party of the Trust, to assist the Sponsor in distributing the Shares, developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust.

On October 3, 2022, in connection with the entry into the Distribution and Marketing Agreement with Grayscale Securities, the Sponsor and Genesis Global Trading, Inc. (“Genesis”) agreed to terminate the distribution and marketing agreement, dated November 15, 2019, among the Sponsor, the Trust and Genesis, pursuant to which Genesis assisted the Sponsor in distributing the Shares, as described further in “—Authorized Participants”. As a result, effective October 3, 2022, Genesis has no longer acted as the distributor and marketer of the Shares of the Trust.

Index License Agreement

The Sponsor has entered into the Index License Agreement with CoinDesk Indices, Inc., the Index Provider, governing the Sponsor’s use of the Index for calculation of the Index Price. The Index Provider may adjust the calculation methodology for the Index without notice to, or consent of, the Trust or its shareholders. Under the Index License Agreement, the Sponsor pays a monthly fee and a fee based on the NAV of the Trust to the Index Provider in consideration of its license to the Sponsor of Index-related intellectual property. The initial term of the Index License Agreement was February 1, 2022 through the later of February 29, 2024 and the latest date set forth on any order form executed under the Index License Agreement. On June 20, 2023, the Sponsor and the Index Provider, entered into an amendment to the Index License Agreement to extend the initial term of the Index License Agreement from February 29, 2024, to February 28, 2025. Thereafter, the Index License Agreement will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement.

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

Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own an ETH wallet address that is known to the Custodian as belonging to the Authorized Participant, or another entity that has been engaged to source digital assets (any such representative, a “Liquidity Provider”). A list of the current Authorized Participants can be obtained from the Sponsor. Prior to October 3, 2022, Genesis (in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant, and was party to a participant agreement with the Sponsor and the Trust.

Effective October 3, 2022, the Sponsor entered into a Participant Agreement with Grayscale Securities, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust, and terminated its participant agreement with Genesis, dated January 11, 2019, among the Sponsor, the Trust and Genesis, which provided the procedures for the creation of Shares. As a result, since October 3, 2022, Genesis ceased acting as an Authorized Participant of the Trust, but served as a Liquidity Provider to Grayscale Securities from October 3, 2022 through September 12, 2023.

As of the date of this Annual Report, Grayscale Securities is the only acting Authorized Participant. The Sponsor intends to engage additional Authorized Participants that are unaffiliated with the Trust in the future.

No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The Custodian

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Custodian Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, NY 10003. A copy of the Custodian Agreement is available for inspection at the Sponsor’s principal office identified herein.

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

Once generated, private keys are encrypted, separated into “shards”, and then further encrypted. After the key generation ceremony, all materials used to generate private keys, including computers, are destroyed. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Trust, including the Trust itself.

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

The Distributor and Marketer

Prior to October 3, 2022, Genesis was the distributor and marketer of the Shares. Since October 3, 2022, Grayscale Securities is the distributor and marketer of the Shares and Genesis ceased acting as the distributor and marketer of the Shares of the Trust. Grayscale Securities is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as distributor and marketer, Grayscale Securities assists the Sponsor in developing an ongoing marketing plan for the Trust; preparing marketing materials regarding the Shares, including the content on the Trust’s website, www.grayscale.com/crypto-products/grayscale-ethereum-trust/; and executing the marketing plan for the Trust. Grayscale Securities is an affiliate of the Sponsor.

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

In addition, if the Trust is terminated and liquidated, the Sponsor will distribute to the shareholders any amounts of the cash proceeds of the liquidation remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Sponsor will determine. See “—Description of the Trust Agreement—Termination of the Trust.” Shareholders of record on the record date fixed by the Transfer Agent for a distribution will be entitled to receive their pro rata portions of any distribution.

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

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 100 Shares. As of December 31, 2023, each Share represented approximately 0.0096 ETH. See “—Description of Creation of Shares.” The creation of a Basket requires the delivery to the Trust of the number of ETH represented by one Share immediately prior to such creation multiplied by 100. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Redemption of Shares

Redemptions of Shares are currently not permitted and the Trust is unable to redeem Shares. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust has not sought such relief as of the date of this Annual Report.

Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

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

The Trust Documents also provide procedures for the redemption of Shares. However, the Trust does not currently operate a redemption program and the Shares are not currently redeemable. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust has not sought such relief as of the date of this Annual Report, and even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted.

The Trust will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Trust will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Trust, or the distribution by the Trust, of the number of whole and fractional ETH represented by each Basket being created, which is determined by dividing (x) the number of ETH owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation order, after deducting the number of ETH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ETH (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Basket Amount”). All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. The Basket Amount multiplied by the number of Baskets being created is the “Total Basket Amount.” The number of ETH represented by a Share will gradually decrease over time as the Trust’s ETH are used to pay the Trust’s expenses. As of December 31, 2023, each Share represented approximately 0.0096 ETH. Information regarding the number of ETH represented by each Share is posted to the Trust’s website daily at www.grayscale.com/crypto-products/grayscale-ethereum-trust/.

Authorized Participants are the only persons that may place orders to create Baskets. Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own an ETH wallet address that is recognized by the Custodian as belonging to the Authorized Participant, or a Liquidity Provider. An Authorized Participant may act for its own account or as agent for investors who have entered into a subscription agreement with the Authorized Participant (each such investor, an “Investor”). An Investor that enters into a subscription agreement with an Authorized Participant subscribes for Shares by submitting a purchase order and paying a subscription amount, either in U.S. dollars or in ETH, to the Authorized Participant.

An Investor may pay the subscription amount in cash or ETH. In the event that the Investor pays the subscription amount in cash, the Authorized Participant or Liquidity Provider purchases ETH in a Digital Asset Market or, to the extent the Authorized Participant or Liquidity Provider already holds ETH, the Authorized Participant or Liquidity Provider may contribute such ETH to the Trust. Depending on whether the Investor wires cash to the Authorized Participant before or after 4:00 p.m. New York time, the Investor’s Shares will be created based on the same or next business day’s NAV and the risk of any price volatility in ETH during this time will be borne by the Authorized Participant or Liquidity Provider. The Authorized Participant will receive Shares of the Trust, and the Shares will then be registered in the name of the Investor. In the event that the Investor pays the subscription amount in ETH, the Investor will transfer such ETH to the Authorized Participant or a Liquidity Provider, which will contribute such ETH in kind to the Trust, and receive Shares of the Trust, and the Shares will then be registered in the name of the Investor. For the avoidance of doubt, in either case, the Authorized Participant will act as the agent of the Investor with respect to the contribution of ETH to the Trust in exchange for Shares.

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

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation of Baskets, but there may be transaction fees associated with the validation of the transfer of ETH by the Ethereum Network. Authorized Participants or Liquidity Providers who deposit ETH with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The following description of the procedures for the creation of Baskets is only a summary and shareholders should refer to the relevant provisions of the Trust Agreement and the form of Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may order one or more Creation Baskets from the Trust by placing a creation order with the Sponsor no later than 4:00 p.m., New York time, which the Sponsor will accept or reject. By placing a creation order, an Authorized Participant agrees to transfer the Total Basket Amount from the ETH wallet address that is known to the Custodian as belonging to the Authorized Participant, or a Liquidity Provider, to the Digital Asset Account.

All creation orders are accepted (or rejected) by the Sponsor on the business day on which the relevant creation order is placed. If a creation order is accepted, the Sponsor will calculate the Total Basket Amount on the same business day, which will be the trade date, and will communicate the Total Basket Amount to the Authorized Participant. The Authorized Participant or Liquidity Provider must transfer the Total Basket Amount to the Trust no later than 6:00 p.m., New York time, on the trade date. The expense and risk of delivery, ownership and safekeeping of ETH will be borne solely by the Authorized Participant or Liquidity Provider until such ETH have been received by the Trust.

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

Suspension or Rejection of Orders and Total Basket Amount

The creation of Shares may be suspended generally, or refused with respect to particular requested creations, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegates make it for all practical purposes not feasible to process such creation orders. The Sponsor may reject an order or, after accepting an order, may cancel such order by rejecting the Total Basket Amount if (i) such order is not presented in proper form as described in the Participant Agreement, (ii) the transfer of the Total Basket Amount comes from an account other than an ETH wallet address that is known to the Custodian as belonging to the Authorized Participant, or a Liquidity Provider, or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or Total Basket Amount.

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

Valuation of ETH and Determination of NAV

The Sponsor will evaluate the ETH held by the Trust and determine the NAV of the Trust in accordance with the relevant provisions of the Trust Documents. The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s ETH and the NAV calculations, which is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.

On each business day at 4:00 p.m., New York time, or as soon thereafter as practicable (the “Evaluation Time”), the Sponsor will evaluate the ETH held by the Trust and calculate and publish the NAV of the Trust. To calculate the NAV, the Sponsor will:

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
5.
Subtract the U.S. dollar value of the ETH, calculated using the Index Price, to be distributed under pending redemption orders, if any, determined by multiplying the number of Baskets to be redeemed represented by such redemption orders by the Basket Amount and then multiplying such product by the Index Price (the amount derived from steps 1 through 5 above, the “NAV Fee Basis Amount”).
6.
Subtract the U.S. dollar amount of the Sponsor’s Fee that accrues for such business day, as calculated based on the NAV Fee Basis Amount for such business day.

In the event that the Sponsor determines that the primary methodology used to determine the Index Price is not an appropriate basis for valuation of the Trust’s ETH, the Sponsor will utilize the cascading set of rules as described in “—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price.” In addition, in the event that the Trust holds any Incidental Rights and/or IR Virtual Currency, the Sponsor may, at its discretion, include the value of such Incidental Rights and/or IR Virtual Currency in the determination of the NAV, provided that the Sponsor has determined in good faith a method for assigning an objective value to such Incidental Rights and/or IR Virtual Currency. At this time, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for the purposes of determining the NAV or the NAV per Share.

The Sponsor will publish the Index Price, the Trust’s NAV and the NAV per Share on the Trust’s website as soon as practicable after its determination. If the NAV and NAV per Share have been calculated using a price per ETH other than the Index Price for such Evaluation Time, the publication on the Trust’s website will note the valuation methodology used and the price per ETH resulting from such calculation.

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

Expenses; Sales of ETH

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. The Sponsor’s Fee will accrue daily in U.S. dollars at an annual rate of 2.5% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. This dollar amount for each daily accrual will then be converted into ETH by reference to the same Index Price used to determine such accrual. The Sponsor’s Fee is payable in ETH to the Sponsor monthly in arrears.

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

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering ETH, Incidental Rights and/or IR Virtual Currency. Generally, the Sponsor will cover such expenses on behalf of the Trust and the Trust will reimburse the Sponsor by delivering to the Sponsor ETH, Incidental Rights and/or IR Virtual Currency in an amount equal to such expenses. When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, ETH, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

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

Because the number of ETH held by the Trust will decrease as a consequence of the payment of the Sponsor’s Fee in ETH or the sale of ETH to pay Additional Trust Expenses (and the Trust will incur additional fees associated with converting ETH into U.S. dollars), the number of ETH represented by a Share will decline at such time and the Trust’s NAV may also decrease. Similarly, the number (if any) of Incidental Rights and IR Virtual Currency represented by a Share will decrease as a consequence of the use of Incidental Rights and IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses. Accordingly, the shareholders will bear the cost of the Sponsor’s Fee and any Additional Trust Expenses. New ETH deposited into the Digital Asset Account in exchange for additional new Baskets issued by the Trust will not reverse this trend.

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

	Year
	1	2	3
Hypothetical price per ETH	$100.00	$100.00	$100.00
Sponsor’s Fee	2.50%	2.50%	2.50%
Shares of Trust, beginning	100,000.00	100,000.00	100,000.00
ETH in Trust, beginning	10,000.00	9,750.00	9,506.25
Hypothetical value of ETH in Trust	$1,000,000.00	$975,000.00	$950,625.00
Beginning NAV of the Trust	$1,000,000.00	$975,000.00	$950,625.00
ETH to be delivered to cover the Sponsor’s Fee	250.00	243.75	237.66
ETH in Trust, ending	9,750.00	9,506.25	9,268.59
Ending NAV of the Trust	$975,000.00	$950,625.00	$926,859.38
Ending NAV per share	$9.75	$9.51	$9.27
Hypothetical price per ETH	$100.00	$100.00	$100.00

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

The Sponsor is not aware of any reason to believe that Section 7.4 of the Trust Agreement is not enforceable under state or federal law. The Court of Chancery of Delaware has stated that “[t]he DSTA is enabling in nature and, as such, permits a trust through its declarations of trust to delineate additional standards and requirements with which a stockholder-plaintiff must comply to proceed derivatively in the name of the trust.” Hartsel v. Vanguard Group, Inc., Del. Ch. June 15, 2011. However, there is limited case law addressing the enforceability of provisions like Section 7.4 under state and federal law and it is possible that this provision would not be enforced by a court in another jurisdiction or under other circumstances.

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

The Sponsor may determine that it is desirable or advisable to discontinue the affairs of the Trust for a variety of reasons. For example, the Sponsor may terminate the Trust if a federal court upholds an allegation that ETH is a security under the federal securities laws.

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

Upon dissolution of the Trust and surrender of Shares by the shareholders, shareholders will receive a distribution in U.S. dollars or in ETH, Incidental Rights and/or IR Virtual Currency, at the sole discretion of the Sponsor, after the Sponsor has sold the Trust’s ETH, Incidental Rights and IR Virtual Currency, if applicable, and has paid or made provision for the Trust’s claims and obligations.

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

Account; Location of ETH

The Trust’s Digital Asset Account is a segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s ETH, on the Trust’s behalf. Private key shards associated with the Trust’s ETH are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes. The Custodian requires written approval of the Trust prior to changing the location of the private key shards, and therefore the Trust’s ETH, to a location outside the United States. The Digital Asset Account uses offline storage, or cold storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet.

The Custodian Agreement states that the Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the ETH in the Digital Asset Account are considered fiduciary assets that remain the Trust’s property at all times and are not treated as general assets of the Custodian. Under the Custodian Agreement, the Custodian represents and warrants that it has no right, interest, or title in the ETH held in the Digital Asset Account, and agrees that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate such digital assets. The Custodian does not reflect such digital assets as an asset on the balance sheet of the Custodian, but does reflect the obligation to safeguard such digital assets with a corresponding asset measured at fair value for such obligation. The Custodian Agreement also contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”). The Custodian’s parent, Coinbase Global Inc., has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate, although due to the novelty of digital assets courts have not yet considered this type of treatment for custodied digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ETH and to the operations of the Trust.”

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

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits, in each case as communicated to the Trust and the Sponsor as soon as reasonably practicable where the Custodian is permitted to do so, or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodian may suspend or restrict the Trust’s and Sponsor’s access to the Custodial Services, and/or deactivate, terminate or cancel the Digital Asset Account if the Trust or Sponsor has taken certain actions, including any Prohibited Use or Prohibited Business as set forth in the Custodian Agreement, or if the Custodian is required to do so by a subpoena, court order, or other binding government order.

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

Subject to any legal and regulatory requirements, in order to support the Trust’s ordinary course of deposits and withdrawals, which involves, or will in the future involve, deposits from and withdrawals to Digital Asset Accounts owned by any Authorized Participant, or a Liquidity Provider, the Custodian will use commercially reasonable efforts to cooperate with the Trust and Sponsor to design and put in place via the Custodial Services a secure procedure to allow Authorized Participants to receive an ETH address for deposits by Authorized Participants, or Liquidity Providers, and to initiate withdrawals to ETH addresses controlled by Authorized Participants or Liquidity Providers.

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

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records of its services pursuant to the Custodian Agreement, and such records must be retained by the Custodian for no less than seven years. The Custodian Agreement also provides that the Custodian will permit, to the extent it may legally do so, the Trust’s or the Sponsor’s auditors or third-party accountants, upon reasonable notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control systems and procedures are in place, as the Trust or the Sponsor may reasonably request. The Custodian is obligated to notify the Trust and the

Sponsor of any audit report prepared by its internal or independent auditors if such report reveals any material deficiencies or makes any material objections.

The Trust and the Sponsor obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “—Description of Trust Documents—Description of the Custodian Agreement—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Trust, the Sponsor and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes, may include validating the existing balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Trust may transfer a portion of its digital assets from one public key to another public key of the Trust.

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

Governmental plans, non-U.S. plans and certain church plans (collectively, “Non-ERISA Arrangements”), while generally not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, may be subject to provisions under other U.S. or non-U.S. federal, state, local or other laws or regulations that are similar to such provisions of ERISA or the Code. Fiduciaries of such plans should consider the consequences of an investment in the Trust under any such applicable similar laws or regulations before acquiring any Shares.

EACH PLAN FIDUCIARY OR FIDUCIARY OF A NON-ERISA ARRANGEMENT CONSIDERING ACQUIRING SHARES MUST CONSULT ITS OWN LEGAL AND TAX ADVISERS BEFORE DOING SO.

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

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS IS IN NO RESPECT A REPRESENTATION BY THE SPONSOR OR ANY OTHER PARTY RELATED TO THE TRUST THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN OR NON-ERISA ARRANGEMENT OR PLANS OR NON-ERISA ARRANGEMENTS GENERALLY, OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN OR NON-ERISA ARRANGEMENT OR PLANS OR NON-ERISA ARRANGEMENTS GENERALLY. THE PERSON WITH INVESTMENT DISCRETION FOR ANY PLAN OR NON-ERISA ARRANGEMENT SHOULD CONSULT WITH ITS OWN COUNSEL AND ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE TRUST, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN OR NON-ERISA ARRANGEMENT. NEITHER THIS DISCUSSION NOR ANYTHING IN THIS ANNUAL REPORT IS OR IS INTENDED TO BE INVESTMENT ADVICE DIRECTED AT ANY POTENTIAL PURCHASER THAT IS A PLAN OR NON-ERISA ARRANGEMENT, OR AT SUCH PURCHASERS GENERALLY.

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

•
Extreme volatility of trading prices that many digital assets, including ETH, have experienced in recent periods and may continue to experience, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value;
•
The medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
•
The value of the Shares is dependent on the acceptance of digital assets, such as ETH, which represent a new and rapidly evolving industry;
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
•
The unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
The value of the Shares relates directly to the value of ETH held by the Trust, the value of which may be highly volatile and subject to fluctuations;
•
Because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share;
•
The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market;
•
Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share;
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
•
Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares;
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
•
If the Custodian resigns or is removed by the Sponsor, or otherwise, without replacement, it could trigger early termination of the Trust; and
•
The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ETH and to the operations of the Trust.

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

The trading prices of many digital assets, including ETH, have experienced extreme volatility in recent periods and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices, including ETH, experienced significant volatility throughout 2021 and 2022. This volatility became extreme in November 2022 when FTX halted customer withdrawals. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices, including ETH, have continued to fluctuate widely throughout 2023 and through the date of this Annual Report.

Extreme volatility in the future, including further declines in the trading prices of ETH, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of ETH and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ETH. For additional information that quantifies the volatility of ETH prices and the value of the Shares, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and ETH Prices.”

Digital assets such as ETH were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as ETH were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital asset networks and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks.
•
The loss or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network.
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
•
Digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, validators may be forced to cease operations during an electricity shortage or power outage.
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
•
The Ethereum Network is in the process of implementing a series of software upgrades and other changes to its protocol, which were previously referred to collectively as Ethereum 2.0 and some of which were implemented during 2022, such as the Merge. These upgrades will result in new iterations of the Ethereum Network. Many of the contemplated upgrades the

Ethereum Network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as the Merge, previously successful upgrades do not guarantee that future upgrades will be successful, and any failure to properly implement future changes could have a material adverse effect on the value of ETH and the value of the Shares. One prospective upgrade is known as the “Dencun” upgrade, which could increase the scalability of the Ethereum Network by allowing easy synchronization with Layer 2 networks capable of processing many more transactions than the Ethereum Blockchain alone. The intended effect would be to increase the rate of transactions that can be processed by the Ethereum Network. As a result, it is possible that the amount of ETH required to sync Layer 2 networks with the Ethereum Blockchain would be reduced and therefore the demand for ETH could be reduced, which could have a material adverse effect on the value of ETH and the value of the Shares. See “Item 1. Business—Overview of the ETH Industry and Market—Modifications to the ETH Protocol” for additional information. In addition, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See “A temporary or permanent “fork” could adversely affect the value of the Shares” for additional information.
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

The first digital asset, Bitcoin, was launched in 2009. ETH launched in 2015 and, along with Bitcoin, was one of the first cryptographic digital assets to gain global adoption and critical mass. In general, digital asset networks, including the Ethereum Network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
ETH is only selectively accepted by retail and commercial outlets, and use of ETH by consumers remains limited. Banks and other established financial institutions may refuse to process funds for ETH transactions; process wire transfers to or from Digital Asset Trading Platforms, ETH-related companies or service providers; or maintain accounts for persons or entities transacting in ETH. As a result, the prices of ETH are largely determined by speculators and validators, thus contributing to price volatility that makes retailers less likely to accept ETH in the future. While the use of other digital assets, such as Bitcoin, to purchase goods and services from commercial or service businesses is developing, ETH has not yet been accepted in the same manner because it has a slightly different purpose than Bitcoin.
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
•
Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. If any such features are introduced to the Ethereum Network, any trading platforms or businesses that facilitate transactions in ETH may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.
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

Layer 2 solutions on the Ethereum Network were only recently conceived and may not properly function as intended, which could have an adverse impact on the value of ETH and an investment in the Shares.

So-called “Layer 2” solutions are protocols built on top of an underlying smart contract platform blockchain intended to provide scalability to the underlying blockchain by increasing transaction efficiency. For example, Arbitrum is a smart contract platform protocol built on top of the Ethereum Blockchain; it is intended to provide scalability to Ethereum by allowing users to transact on a second blockchain deployed on the Ethereum Network. Under this model, Ethereum functions as the base layer, or “Layer 1” blockchain. Such solutions are intended to improve upon the transaction speed, cost and efficiency of transactions on their respective Layer 1. Layer 2 solutions therefore rely, to various degrees, on the functionality of the underlying Layer 1 blockchain.

The details of how this is done vary significantly between different Layer 2 technologies and implementations. For example, “rollups” perform transaction execution outside the Layer 1 blockchain and then post the data, typically in batches, back to the Layer 1 Ethereum blockchain where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves). By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels”, which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Ethereum blockchain (the transaction opening the state channel, and the transaction closing the channel), “side chains”, in which an entire Layer 2 blockchain network with similar capabilities to the existing Layer 1 Ethereum blockchain runs in parallel with the existing Layer 1 Ethereum blockchain and allows smart contracts and DApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Ethereum Network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change. There is no guarantee that any of the mechanisms in place or being explored for increasing the speed and throughput of settlement of Ethereum Network transactions will be effective, or how long these mechanisms will take to become effective, which could cause the Ethereum Network to not adequately resolve scaling challenges and adversely impact the adoption of ether and the Ethereum Network and the value of the Shares. There is no guarantee that any potential scaling solution, whether a change to the Layer 1 blockchain or the introduction of a Layer 2 solution like rollups, state channels or side chains, will achieve widespread adoption. It is possible that proposed changes to the Layer 1 Ethereum Network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Ethereum Network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Ethereum Network to suffer reduced adoption or causing users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. For example, in multiple instances throughout 2022 and 2023, the Arbitrum network experienced outages due to failures in its primary node responsible for submitting transactions to Ethereum.

Further, smart contracts deployed on one Layer 2 solution may not be interoperable with smart contracts deployed on other Layer 2 solutions. In particular, the advent of Layer 2 solutions presents the possibility of fracturing liquidity of DeFi DApps on a smart contract platform’s mainchain by splitting such liquidity among multiple, non-interoperable Layer 2 solutions, which could limit their use case or reduce efficiency. As Layer 2 solutions grow in popularity and total value locked, these types of difficulties may lead to transactional congestion or forfeiture of value held on the Ethereum Network, which in turn could have an adverse impact on the value of ETH.

Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Ethereum Network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Ethereum Network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and validators were to adopt amendments to the Ethereum Network based on the proposals of such core developers, the Ethereum Network would be subject to new protocols that may adversely affect the value of ETH.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and Layer 2 networks. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Layer 2 networks can increase the scalability of a blockchain by allowing users to transact on a second blockchain deployed on top of a Layer 1 network.

As of December 31, 2023, the Ethereum Network handled approximately 12 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in 2024, the Ethereum Network may begin the final stages of implementing an upgrade referred to as Dencun that includes proto-danksharding. See “Item 1. Business—Overview of the ETH Industry and Market—Creation of New ETH” and “—Modifications to the ETH Protocol” for additional information.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Ethereum Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2021, ETH average daily transaction fees have ranged from $0.97 per transaction on October 2, 2022, to as high as $200.27 per transaction on May 1, 2022. As of December 31, 2023, ETH average daily transaction fees were $3.82 per transaction. Increased fees and decreased settlement speeds could preclude certain uses for ETH (e.g., micropayments), and could reduce demand for, and the price of, ETH, which could adversely impact the value of the Shares.

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

Digital asset networks are often developed by a diverse set of contributors and the perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of ETH decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ETH. In the event a high-profile contributor to the Ethereum Network, such as Vitalik Buterin, is perceived as no longer contributing to the Ethereum Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of ETH, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, or any ability to participate in or otherwise influence a digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.

As of December 31, 2023, the largest 100 ETH wallets held approximately 51.7% of the ETH in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of ETH, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of ETH.

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

In 2021, the Ethereum Network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate transaction fees paid to ETH validators in such a manner that reduced the total net issuance of ETH fees paid to validators. If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Ethereum Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the Ethereum Blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
If the profit margins of digital asset validating operations are not sufficiently high, digital asset validators are more likely to immediately sell tokens earned by validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
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
•
To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in validated blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum Blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the digital asset network.
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

Although there are no known reports of malicious control of the Ethereum Network, if groups of coordinating or connected ETH holders that together have more than 50% of outstanding ETH were to stake that ETH and run validators, they could exert authority over the validation of ETH transactions. This risk is heightened if over 50% of the validating power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of ETH, the feasibility of a malicious actor obtaining control of the validating power on the Ethereum Network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over the Ethereum Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that the ETH ecosystem does not grow, the possibility that a malicious actor may be able to maliciously influence the Ethereum Network in this manner will remain heightened.

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

The Ethereum Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and validators of ETH adopt the modification. When a modification is introduced and a substantial majority of users and validators’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and validators’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Ethereum Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of ETH running in parallel, yet lacking interchangeability. For example, in September 2022, the Ethereum Network transitioned to a proof-of-stake model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum Network occurred, as certain Ethereum miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work.”

Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum Network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum Network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Trading Platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and validators abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum trading platforms through at least October 2016. An Ethereum trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the validating power of a digital asset network that retained or attracted less validating power, thereby making digital asset networks that rely on proof-of-stake more susceptible to attack.

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

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain.

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

Digital asset networks have in the past been, and may continue to be, used to facilitate illicit activities. If the Ethereum Network is used to facilitate illicit activities, businesses that facilitate transactions in ETH could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, if there is a concern that certain smart contracts on the Ethereum Network could interfere with the performance of anti-money laundering activities and economic sanctions checks. There is also a risk that digital asset trading platforms may remove ETH from their platforms as a result of these concerns. Other service providers of such businesses may also cut off services if there is a concern that the Ethereum Network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the Ethereum Network and/or adversely affect the price of ETH, the attractiveness of the Ethereum Network and an investment in the Shares of the Trust.

When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, ETH, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations. When an Authorized Participant or Liquidity Provider sources ETH in connection with the creation of the Shares or facilitates transactions in ETH at the direction of the Trust or the Sponsor, it directly faces its counterparty and, in all instances, the Authorized Participant or Liquidity Provider, as applicable, follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant is a registered broker-dealer and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA.

In accordance with its regulatory obligations, the Authorized Participant, or the Liquidity Provider, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

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

Since the fourth quarter of 2021 and to date, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset trading platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Trading Platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) in January 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General (“NYAG”) brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD. (“Genesis Asia Pacific”), Genesis Holdco (together with Genesis Capital and Genesis Asia Pacific, the “Genesis Entities”), Genesis Capital’s former CEO, DCG, and DCG’s CEO alleging violations of the New York Penal Law, the New York General Business Law and the New York Executive Law. In February 2024, the NYAG amended its complaint to expand the charges against Gemini, the Genesis Entities, Genesis Capital’s former CEO, DCG, and DCG’s CEO to include harm to additional investors. Also in February 2024, the Genesis Entities entered into a settlement agreement with the NYAG to resolve the NYAG’s allegations against the Genesis Entities, which proposed settlement remains subject to the approval of the Bankruptcy Court of the Southern District of New York.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor.

These events have led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), two of the largest digital asset trading platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices.

These events have also led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG’s other affiliated entities. This publicity could negatively impact the reputation of the Sponsor and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Trust as a result of these events could have a negative impact on the trading price of the Shares.

Further, in March 2023, the FDIC accepted Silicon Valley Bank and Signature Bank into receivership. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Following these events, a number of companies that provide digital asset-related services have been unable to find banks that are willing to provide them with bank accounts and banking services. Although these events did not have a material impact on the Trust or the Sponsor, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or on the digital asset industry as a whole.

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

The value of the Shares relates directly to the value of the ETH held by the Trust and fluctuations in the price of ETH could adversely affect the value of the Shares. The market price of ETH may be highly volatile, and subject to a number of factors, including:

•
An increase in the global ETH supply;
•
Manipulative trading activity on Digital Asset Trading Platforms, which, in many cases, are largely unregulated;
•
The adoption of ETH as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Ethereum Network;
•
Forks in the Ethereum Network;
•
Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or ETH, and digital asset trading platform rates;
•
Consumer preferences and perceptions of ETH specifically and digital assets generally;
•
Fiat currency withdrawal and deposit policies on Digital Asset Trading Platforms;
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
•
A determination that ETH is a security or changes in ETH’s status under the federal securities laws;
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
•
Interruptions in service from or closures or failures of major Digital Asset Trading Platforms;
•
Decreased confidence in Digital Asset Trading Platforms due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms;
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

Due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, they may experience fraud, market manipulation, business failures, security failures or operational problems, which may adversely affect the value of ETH and, consequently, the value of the Shares.

Digital Asset Trading Platforms are relatively new and, in many ways, unregulated. While many prominent Digital Asset Trading Platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many other Digital Asset Trading Platforms do not provide this information. Furthermore, while Digital Asset Trading Platforms are and may continue to be subject to federal and state licensing requirements in the United States, Digital Asset Trading Platforms do not appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Trading Platforms, including prominent trading platforms that handle a significant volume of ETH trading.

Many Digital Asset Trading Platforms are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these Digital Asset Trading Platforms is generally significantly less regulated than trading activity on or reported by regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022 one report claimed that trading volumes on unregulated Digital Asset Trading Platforms were inflated by over 70% due to false or non-economic trades, with specific focus on unlicensed trading platforms located outside of the United States. Such reports may indicate that the Digital Asset Trading Platform Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Trading Platform Market than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Trading Platform Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ETH and/or negatively affect the market perception of ETH.

The SEC has also identified possible sources of fraud and manipulation in the Digital Asset Markets generally, including, among others (1) “wash-trading”; (2) persons with a dominant position in ETH manipulating ETH pricing; (3) hacking of the Ethereum Network and trading platforms; (4) malicious control of the Ethereum Network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in ETH, new sources of demand for ETH) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at Digital Asset Markets. The use or presence of such acts and practices in the Digital Asset Markets could, for example, falsely inflate the volume of ETH present in the Digital Asset Markets or cause distortions in the price of ETH, among other things that could adversely affect the Trust or cause losses to shareholders. Moreover, tools to detect and deter fraudulent or manipulative trading activities, such as market manipulation, front-running of trades, and wash-trading, may not be available to or employed by Digital Asset Markets, or may not exist at all. Many Digital Asset Markets also lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of ETH on Digital Asset Markets may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges.

In addition, over the past several years, some Digital Asset Trading Platforms have been closed, been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure and/or security breaches. In many of these instances, the customers of such Digital Asset Trading Platforms were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Trading Platforms. While smaller Digital Asset Trading Platforms are less likely to have the infrastructure and capitalization that make larger Digital Asset Trading Platforms more stable, larger Digital Asset

Trading Platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, in February 2014, Mt. Gox, the largest Digital Asset Trading Platform at the time, halted withdrawals of Bitcoin and subsequently filed for bankruptcy protection in Japan following a hack that resulted in the loss of several hundred thousand Bitcoin. In the two weeks following the halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other trading platforms from around $795 to $578. Failure and shortcomings of large Digital Asset Trading Platforms have since continued; in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets, and in August 2016, it was reported that almost 120,000 Bitcoins worth around $78 million were stolen from Bitfinex. The value of Bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct Digital Asset Trading Platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset trading platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. In January 2018, the Japanese digital asset trading platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset trading platform, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest Digital Asset Trading Platforms, Binance, was hacked, resulting in losses of approximately $40 million. More recently, in November 2022, FTX, another of the world’s largest Digital Asset Trading Platforms, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. While details and events surrounding the failure continue to develop, and it is unclear what the eventual impacts of its bankruptcy will be, it appears that fraud, security failures and operational problems all played a role in FTX’s issues. Moreover, Digital Asset Trading Platforms have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought the Binance Complaint and Coinbase Complaint, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency.

Negative perception, a lack of stability and standardized regulation in the Digital Asset Markets and/or the closure or temporary shutdown of Digital Asset Trading Platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Ethereum Network and result in greater volatility in the prices of ETH. Furthermore, the closure or temporary shutdown of a Digital Asset Trading Platform used in calculating the Index Price may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. These potential consequences of such a Digital Asset Trading Platform’s failure could adversely affect the value of the Shares.

Digital Asset Trading Platforms may be exposed to front-running.

Digital Asset Trading Platforms may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy tokens at a low price and later sell them at a higher price while simultaneously exiting the position. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of Digital Asset Trading Platforms and digital assets more generally.

Digital Asset Trading Platforms may be exposed to wash trading.

Digital Asset Trading Platforms may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve an exchange’s attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their tokens. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading on Digital Asset Trading Platforms, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Bitcoin and/or negatively affect the market perception of ETH.

To the extent that wash trading either occurs or appears to occur in Digital Asset Trading Platforms, investors may develop negative perceptions about ETH and the digital assets industry more broadly, which could adversely impact the price of ETH and, therefore, the price of the Shares. Wash trading also may place more legitimate Digital Asset Trading Platforms at a relative competitive disadvantage.

The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.

The Index has a limited history and the Index Price is a composite reference rate calculated using trading price data from various Digital Asset Trading Platforms chosen by the Index Provider. The Digital Asset Trading Platforms chosen by the Index Provider have also changed over time. For example, on January 28, 2023, the Index Provider added Binance.US to the Index due to the trading platform meeting the minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. On June 17, 2023, the Index Provider removed Binance.US from the Index due to Binance.US’s announcement that the trading platform was suspending U.S. dollar (“USD”) deposits and withdrawals and planned to delist its USD trading pairs, and did not add any Constituent Trading Platforms as part of its review. On October 28, 2023, the Index Provider added Crypto.com to the Index due to the trading platform meeting the minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. For more information on the inclusion criteria for Digital Asset Trading Platforms in the Index, see “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price.”

Although the Index is designed to accurately capture the market price of ETH, third parties may be able to purchase and sell ETH on public or private markets not included among the constituent Digital Asset Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of ETH on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2023, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 2.76% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 0.75%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.012%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of ETH, which could adversely affect the value of the Shares.

The Index Price used to calculate the value of the Trust’s ETH may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of ETH on public Digital Asset Trading Platforms has a very limited history, and during this history, ETH prices on the Digital Asset Markets more generally, and on Digital Asset Trading Platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, the Index Price, and the price of ETH generally, remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility could adversely affect the value of the Shares. For example, from January 1, 2019 through December 31, 2023, the Index Price ranged from $102.84 to $4,776.32, with the straight average being $1,408.44 through December 31, 2023. In addition, during the year ended December 31, 2023, the Index Price ranged from $1,200.90 to $2,375.87. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group. The price of ETH more generally has experienced volatility similar to the Index Price during these periods. For additional information on movement of the Index Price and the price of ETH, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and ETH Prices.”

Furthermore, because the number of Digital Asset Trading Platforms is limited, the Index will necessarily be composed of a limited number of Digital Asset Trading Platforms. If a Digital Asset Trading Platform were subjected to regulatory, volatility or other pricing issues, the Index Provider would have limited ability to remove such Digital Asset Trading Platform from the Index, which could skew the price of ETH as represented by the Index. Trading on a limited number of Digital Asset Trading Platforms may result in less favorable prices and decreased liquidity of ETH and, therefore, could have an adverse effect on the value of the Shares.

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

As of December 31, 2023, ETH was the second largest digital asset by market capitalization, as tracked by CoinMarketCap.com. As of December 31, 2023, the alternative digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $1,518.3 billion (including the approximately $274 billion market cap of ETH), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contracts platforms rather than open platforms like the Ethereum Network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Solana, Avalanche or Cardano, could have a negative impact on the demand for, and price of, ETH and thereby adversely affect the value of the Shares.

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

Investors may invest in ETH through means other than the Shares, including through direct investments in ETH and other potential financial vehicles, possibly including securities backed by or linked to ETH and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in ETH directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of ETH are formed and represent a significant proportion of the demand for ETH, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding ETH, could negatively affect the Index Price, the NAV, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Moreover, any reduced demand for Shares of the Trust may cause the Shares of the Trust to trade at a discount to the NAV per Share.

Prices of ETH may be affected due to stablecoins (including Tether and U.S. Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the market for ETH and other digital assets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past impacted the prices of certain digital assets, and has at times caused certain stablecoins to lose their “peg” to the underlying fiat currency. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the digital asset markets. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for digital assets, raising their prices. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the ETH market. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 (and remained below for multiple days) after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Popular stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins or lead to outsized redemption requests, and therefore could adversely affect the value of the Shares.

Some stablecoins have been asserted to be securities under the federal securities laws. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD, a U.S. dollar stablecoin issued by Binance, was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem.” In another example, the District Court for the Southern District of New York denied defendants’ motion to dismiss an SEC complaint asserting that the stablecoin UST, a U.S. dollar stablecoin issued by Terra, is a security. Further public concern about the possible security status of stablecoins manifested in November 2023, when the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. A determination that a popular stablecoin is a security could lead to outsized redemption requests, and therefore could adversely affect the broader value of the Shares.

Given the role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for ETH. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in, and/or materially and adversely affect the prices of, digital assets more broadly.

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as Bitcoin spot markets, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of ETH, and in turn, an investment in the Shares.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.

There have been a growing number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. With the exception of funds that hold Bitcoin and certain Ethereum-based derivatives, the SEC has repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act, generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. After several years of the SEC denying requests to list shares of various digital asset funds holding Bitcoin on national securities exchanges, including the request to list the shares of Grayscale Bitcoin Trust (BTC) on NYSE Arca in June 2022, the Sponsor petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the SEC’s final order denying approval to list shares of Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange-traded product. In August 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. In October 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the shares of the Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange-traded product, as well as requests to list shares of various other digital asset funds holding Bitcoin on national securities exchanges.

On October 2, 2023, NYSE Arca filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Trust on NYSE Arca. As of the date of this filing, the NYSE Arca 19b-4 application has not been approved by the SEC and the Trust has not obtained relief from the SEC under Regulation M, and the Trust makes no representation as to when or if such approval and relief will be obtained. Even though NYSE Arca’s request with respect to Grayscale Bitcoin Trust (BTC) was approved, there is no guarantee that a similar application to list Shares of the Trust on NYSE Arca, or another national securities exchange, will also be approved. In particular, Bitcoin is the only digital asset that the SEC has publicly indicated it does not currently view as a security and the SEC is unlikely to approve a request to list the shares of a spot exchange-traded product that holds a digital asset that the SEC believes is a security. Moreover, even if the SEC took the view that a digital asset was not a security, based on prior spot exchange-traded product disapprovals, the existence of a CFTC-regulated futures market for the relevant digital asset would be central to the SEC’s approval of any request to list the shares of a spot exchange-traded product holding such digital asset. As of the date hereof, there are only CFTC-regulated futures markets for Bitcoin and Ethereum. As such, significant barriers to regulatory approval for any request to list the shares of other digital asset investment vehicles, including the Shares of the Trust, remain, and investors should not assume that approval of a spot Bitcoin exchange-traded product would subsequently lead to approval of spot exchange-traded products holding other digital assets, such as the Trust. Accordingly, there is no guarantee that the Sponsor will be successful in listing the Shares of the Trust on NYSE Arca.

The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. If exchange-listing requests continue to be denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Risk Factors Related to the Trust and the Shares

The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ETH and to the operations of the Trust.

The Trust relies on the Custodian, the Authorized Participant and other third-party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, the Authorized Participant may rely on one or more Liquidity Providers to source ETH in connection with the creation of Shares. Any disruptions to such service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or a Liquidity Provider could be replaced for other reasons.

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

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodian, in insolvency proceedings are currently uncertain. The Custodian Agreement contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Custodian’s parent, Coinbase Global Inc., has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Custodian became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets.

To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s ETH. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified Custodian Agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s ETH may be adversely affected, which may in turn adversely affect value of the Shares. Likewise, if the Sponsor and/or the Authorized Participant is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace the Authorized Participant and/or if a Liquidity Provider is replaced or required to be replaced, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share.

Shares purchased in the private placement are subject to a holding period under Rule 144. Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months. In addition, the Trust does not currently operate an ongoing redemption program and may halt creations from time to time. As a result, the Trust cannot rely on arbitrage opportunities resulting from differences between the value of the Shares and the price of ETH to keep the value of the Shares closely linked to the Index Price. As a result, the value of the Shares of the Trust may not approximate the value of the Trust’s NAV per Share or meet the Trust’s investment objective, and may trade at a substantial premium over, or substantial discount to, the value of the Trust’s NAV per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the NAV per Share due to these factors, among others, and has historically traded at a substantial premium over, or a substantial discount to, the NAV per Share.

The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market.

The Trust’s NAV per Share will fluctuate with changes in the market value of ETH, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV per Share, as well as market supply and demand. However, the Shares may trade on OTCQX at, above or below the Trust’s NAV per Share for a variety of reasons. For example, OTCQX is open for trading in the Shares for a limited period each day, but the Digital Asset Trading Platform Market is a 24-hour marketplace. During periods when OTCQX is closed but Digital Asset Trading Platforms are open, significant changes in the price of ETH on the Digital Asset Trading Platform Market could result in a difference in performance between the value of ETH as measured by the Index and the most recent NAV per Share or closing trading price. For example, if the price of ETH on the Digital Asset Trading Platform Market, and the value of ETH as measured by the Index, moves significantly in a negative direction after the close of OTCQX, the trading price of the Shares may “gap” down to the full extent of such negative price shift when OTCQX reopens. If the price of ETH on the Digital Asset Trading Platform Market drops significantly during hours OTCQX is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market. Even during periods when OTCQX is open, large Digital Asset Trading Platforms (or a substantial number of smaller Digital Asset Trading Platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.

Historically, the Shares have traded at both premiums and discounts to the NAV per Share, which at times have been substantial. If the Shares trade at a premium, investors who purchase Shares on OTCQX will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on OTCQX at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on OTCQX. The premium or discount at which the Shares have traded has fluctuated over time. From June 20, 2019 to December 31, 2023, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 956%, the average premium was 191%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 60%, and the average discount was 26%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between June 20, 2019 and December 31, 2023, has been quoted at a discount on 711 days. As of December 29, 2023, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a discount of 12% to the Trust’s NAV per Share. As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on OTCQX. Furthermore, shareholders may suffer a loss on their investment even if the NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the NAV per Share.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.

The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the NAV Fee Basis Amount, which is based on the NAV of the Trust, and is paid to the Sponsor in ETH. See “Item 1. Business—Valuation of ETH and Determination of NAV—Disposition of ETH, Incidental Rights and/or IR Virtual Currency” and “Item 1. Business—Activities of the Trust—Hypothetical Expense Example.” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells ETH in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

The value of the Shares may be influenced by a variety of factors unrelated to the value of ETH.

The value of the Shares may be influenced by a variety of factors unrelated to the price of ETH and the Digital Asset Trading Platforms included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

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

At this time the Sponsor is not accepting redemption requests from shareholders, and the Trust must obtain relief from the SEC under Regulation M in order to do so. The Trust has not sought such relief as of the date of this Annual Report, and even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. Therefore, unless the Trust is permitted to, and does, establish a Share redemption program, shareholders will be unable to (or could be significantly impeded in attempting to) sell or otherwise liquidate investments in the Shares, which could have a material adverse impact on demand for the Shares and their value.

Affiliates of the Trust previously entered into a settlement agreement with the SEC concerning the operation of one such affiliate’s former redemption programs.

On April 1, 2014, Grayscale Bitcoin Trust (BTC), an affiliate of the Trust, launched a program pursuant to which its shareholders could request redemptions from Genesis, an affiliate of the Trust and the sole Authorized Participant of Grayscale Bitcoin Trust (BTC) at that time. On September 23, 2014, Genesis received a letter from the staff of the SEC’s Office of Compliance Inspections and Examinations summarizing the staff’s findings from an onsite review of Genesis’s broker-dealer activities conducted in June 2014. In its exit report, the staff stated that it had concluded that Grayscale Bitcoin Trust (BTC)’s redemption program, in which its shareholders were permitted to request the redemption of their shares through Genesis, appeared to violate Regulation M under the Exchange Act because such redemptions of shares took place at the same time Grayscale Bitcoin Trust (BTC) was in the process of creating shares. On July 11, 2016, Genesis and Grayscale Bitcoin Trust (BTC) entered into a settlement agreement with the SEC whereby they agreed to a cease-and-desist order against future violations of Rules 101 and 102 of Regulation M under the Exchange Act. Genesis also agreed to pay disgorgement of $51,650.11 in redemption fees it collected, plus prejudgment interest of $2,105.68, for a total of $53,755.79. The Trust currently has not sought an exemption from the SEC under Regulation M in order to instate a redemption program as of the date of this Annual Report, and even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted.

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

The Sponsor is also seeking to list the Shares on NYSE Arca sometime in the future. NYSE Arca must receive approval from the SEC in order to list the Shares. The SEC has approved several futures-based Bitcoin and ETH ETFs since October 2021. The requests to list the shares of digital asset funds submitted by CBOE and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were denied by the SEC in 2021 and 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust (BTC), which was denied in June 2022. In June 2023, NYSE Arca, CBOE and The Nasdaq Stock Market again submitted several new requests to list shares of various digital asset funds. The Sponsor petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the SEC’s final order denying approval to list shares of Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange-traded product. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the shares of the Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange-traded product, along with 19b-4 applications related to the listing of 10 other Bitcoin exchange-traded products on various exchanges. Shares of the Grayscale Bitcoin Trust (BTC) began trading on NYSE Arca on January 11, 2024.

On October 2, 2023, NYSE Arca filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Trust on NYSE Arca. As of the date of this filing, the NYSE Arca 19b-4 application has not been approved by the SEC and the Trust has not obtained relief from the SEC under Regulation M, and the Trust makes no representation as to when or if such approval and relief will be obtained. Even though NYSE Arca’s request with respect to Grayscale Bitcoin Trust (BTC) was approved, there is no guarantee that a similar application to list Shares of the Trust on NYSE Arca, or another national securities exchange, will also be approved. In particular, Bitcoin is the only digital asset that the SEC has publicly indicated it does not currently view as a security and the SEC is unlikely to approve a request to list the shares of a spot exchange-traded product that holds a digital asset that the SEC believes is a security. Moreover, even if the SEC took the view that a digital asset was not a security, based on prior spot exchange-traded product disapprovals, the existence of a CFTC-regulated futures market for the relevant digital asset would be central to the SEC’s approval of any request to list the shares of a spot exchange-traded product holding such digital asset. As of the date hereof, there are only CFTC-regulated futures markets for Bitcoin and Ethereum. As such, significant barriers to regulatory approval for any request to list the shares of other digital asset investment vehicles, including the Shares of the Trust, remain, and investors should not assume that approval of a spot Bitcoin exchange-traded product would subsequently lead to approval of spot exchange-traded products holding other digital assets, such as the Trust. Accordingly, there is no guarantee that the Sponsor will be successful in listing the Shares of the Trust on NYSE Arca.

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

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese Digital Asset Trading Platform Huobi announced that it had sent approximately 900 Bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s ETH through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred ETH. The Trust will also be unable to convert or recover its ETH transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

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

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, the Sponsor expects that it may be advisable to discontinue the affairs of the Trust if a federal court upholds an allegation that ETH is a security under the federal securities laws, among other reasons. See “Item 1. Business—Description of the Trust Agreement—Termination of the Trust.”

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to shareholders, such as when the Actual Exchange Rate of ETH is lower than the Index Price was at the time when shareholders purchased their Shares. In such a case, when the Trust’s ETH is sold as part of its liquidation, the resulting proceeds distributed to shareholders will be less than if the Actual Exchange Rate were higher at the time of sale. See “Item 1. Business—Description of the Trust Agreement—Termination of the Trust” for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the shareholders.

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

Moreover, pursuant to the terms of the Trust Agreement, shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

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

The Sponsor is solely responsible for determining the value of the NAV and NAV per Share and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor will determine the Trust’s NAV and NAV per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Index Price, calculated at 4:00 p.m., New York time, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate ETH price, then the Sponsor will employ an alternative method to determine the Index Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable.” In the context of applying such rules, the Sponsor may determine in good faith that the alternative method applied does not reflect an accurate ETH price and apply the next alternative method under the cascading set of rules. If the Sponsor determines after employing all of the alternative methods that the Index Price does not reflect an accurate ETH price, the Sponsor will use its best judgment to determine a good faith estimate of the Index Price.

There are no predefined criteria to make a good faith assessment in these scenarios and such decisions will be made by the Sponsor in its sole discretion. The Sponsor may calculate the Index Price in a manner that ultimately inaccurately reflects the price of ETH. To the extent that the NAV, NAV per Share or the Index Price are incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index Price used to calculate the NAV and NAV per Share of the Trust. Any such change in the Index Price could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

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

Under the Trust Documents, each of the Sponsor, the Trustee, the Transfer Agent and the Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent or the Custodian may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

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

In addition, pandemics, epidemics and other natural and man-made disasters could disrupt the operations of many businesses. For example, in response to the COVID-19 pandemic, many governments imposed travel restrictions and prolonged, closed international borders and enhanced health screenings at ports of entry and elsewhere, which disrupted businesses around the world. While the Sponsor and the Trust were not materially impacted by these events, any disruptions to the Sponsor’s, the Trust’s or the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs as a result of any future pandemic, epidemic or other disaster could have an adverse impact on the Trust’s ability to access critical services and could be disruptive to the affairs of the Trust.

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

A determination that ETH or any other digital asset is a “security” may adversely affect the value of ETH and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against digital asset trading platforms for operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

For example, in June 2023, the SEC brought the Binance Complaint and the Coinbase Complaint, alleging violations of a variety of securities laws. In its complaints, the SEC asserted that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS, COTI, CHZ, FLOW, ICP, NEAR, VGX, DASH and NEXO, are securities under the federal securities laws. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency.

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

As part of determining whether ETH is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of ETH with external counsel, and has received a memorandum regarding the status of ETH under the federal securities laws from external counsel and has discussed the status of ETH with external counsel and continues to believe that ETH is not a security. The Sponsor has discussed, for example, the security status of ETH with external counsel both before and after the Merge and determined that the Merge has not caused ETH to have become a security for a variety of reasons including, but not limited to, the following:

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

Fourth, the Sponsor believes that even if a holder of ETH expects profits based upon the action of persons directly involved in updating the Ethereum Network’s code, or in publishing new blocks of transactions on the Ethereum Network, the group of persons involved in such activities is sufficiently decentralized such that there is no “other” upon whom a purchaser could rely for Howey purposes. There were thousands of developers working on the Ethereum Network’s code before the Merge, and there continues to be today. There were thousands of miners publishing blocks on the Ethereum Network before the Merge, and there are approximately one million validators performing that role after the Merge. The Sponsor therefore believes that the Ethereum Network remains “sufficiently decentralized” and that ETH is not a security, just as a former Director of Corporation Finance of the Commission stated in June 2018.

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

Through this process the Sponsor believes that it is applying the proper legal standards in determining that ETH is not a security in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that the SEC may take a contrary position; and the Sponsor’s conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

As is the case with ETH, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage development, distribution and secondary-market trading characteristics as well as contributions of the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third-party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset in question is or is not a security for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question is a security, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is limited and in some situations inconsistent, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset is or is not a security for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities law status of ETH or any other particular digital asset.

As such, notwithstanding the Sponsor’s receipt of a memorandum regarding the status of ETH under the federal securities laws from external counsel and the Sponsor’s view that ETH is not a security, the SEC or a federal court may in the future take a different view as to the security status of ETH.

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

Likewise, in the days following the announcement of the Binance Complaint and Coinbase Complaint, the price of various digital assets, including BTC and ETH, declined significantly and may continue to decline as these cases advance through the federal court system. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers amounted to “investment contracts” under the Howey test. The SEC has sought an interlocutory appeal of the district court’s verdict that XRP is not a security, which appeal was denied by the district court in October 2023. Moreover, also in July 2023, another judge in the District Court for the Southern District of New York, in litigation between the SEC and the issuer of the UST and LUNA digital assets, suggested that he disagreed with the approach underlying the XRP decision. The Binance Complaint, the Coinbase Complaint, the Kraken Complaint, and the SEC’s actions against XRP’s issuer and the issuer of the UST and LUNA digital assets, as well as seemingly inconsistent views of different district court judges, underscore the continuing uncertainty around which digital assets are securities, and demonstrate that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual use in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

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

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ETH in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. In connection with these developments, the SEC has taken a number of actions. For example, in February 2023, the SEC proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. Moreover, the failure of FTX in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem. For example, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks, including the Ethereum Network. These features, including those adopted by the Ethereum Network or which may be introduced on the Ethereum Network in the future, may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. A large portion of validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

Changes in SEC policy could adversely impact the value of the Shares.

The effect of any future regulatory change on the Trust or the digital assets held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. In particular, with the exception of funds that hold Bitcoin, the SEC has not yet approved the listing on a national securities exchange of any non-futures based digital-asset focused exchange-traded fund (“ETF”). If the SEC were to approve any such ETF other than ours in the future, such an ETF may be perceived to be a superior investment product offering exposure to digital assets compared to the Trust because the value of the shares issued by such an ETF would be expected to more closely track the ETF’s net asset value than do Shares of the Trust, and investors may therefore favor investments in such ETFs over investments in the Trust. Any weakening in demand for the Shares compared to digital asset ETF shares could cause the value of the Shares to decline.

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

Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect the digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with validating, it would have a material adverse effect on digital asset networks (including the Ethereum Network), the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of MiCA in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member state in 2023 and is expected to come into effect in 2024. See “Item 1. Business—Overview of the ETH Industry and Market—Government Oversight.”

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

Additionally, to the extent an Authorized Participant, the Trust or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or the Sponsor, decrease the liquidity, and have a material adverse effect on the price of the Shares.

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

To the extent that ETH is determined to be a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ETH at a time that is disadvantageous to shareholders.

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

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares. See “Certain U.S. Federal Income Tax Consequences.”

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Certain U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders” below) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency. See “Certain U.S. Federal Income Tax Consequences.”

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, including the Authorized Participants, on the one hand, and the Trust and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. These potential conflicts include, among others, the following:

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
•
The Sponsor’s parent company, DCG, and certain of its subsidiaries, including Genesis Global Capital, LLC, hold 2.81% of the Shares representing ownership in the Trust, as of February 19, 2024. On March 2, 2022, the board of the Sponsor (the “Board”) approved the purchase by DCG of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). As of the date of this Annual Report, DCG has not purchased any Shares of the Trust under this authorization. However, in the event DCG chooses to purchase Shares of the Trust, such purchase would further increase DCG’s ownership interest in the Trust, which, could ultimately result in DCG holding a majority of the Shares representing ownership in the Trust, and its interests as a shareholder may conflict with the interests of the Trust’s other shareholders;
•
Several employees of the Sponsor and the Sponsor’s parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the sole member and parent company of the Sponsor, and parent company of Genesis, a Liquidity Provider to the Authorized Participant from October 3, 2022 through September 12, 2023; (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant as of the date of this Annual Report; (iii) formerly the indirect parent company of the Index Provider (prior to its sale to an unaffiliated third party on November 20, 2023); (iv) a minority interest holder in Coinbase, Inc., which operates Coinbase, one of the Digital Asset Trading Platforms included in the Index and the Trust’s principal market, and which is the parent company of the Custodian, representing less than 1.0% of its equity; and (v) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity;
•
DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. DCG’s positions on changes that should be adopted in the Ethereum Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork on the Ethereum Network, DCG’s position regarding which fork among a group of incompatible forks of the Ethereum Network should be considered the “true” Ethereum Network could be adverse to positions that would most benefit the Trust;
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
•
The Sponsor and Genesis, which previously served as an Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common parent company, DCG;
•
The Sponsor may appoint an agent to act on behalf of the shareholders, including in connection with the distribution of any Incidental Rights and/or IR Virtual Currency, and such agent may be the Sponsor or an affiliate of the Sponsor; and
•
The Sponsor has historically, and may again select an Index Provider that is an affiliate of the Sponsor and the Trust.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement. See “Item 1. Business—Description of the Trust Agreement.”

For a further discussion of the conflicts of interest among the Sponsor, the distributor, the marketer, Authorized Participant, Liquidity Providers, the Trust and others, see “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Because the Sponsor and the Trust’s sole Authorized Participant are affiliated with each other, the Trust’s Baskets will not be exchanged for ETH in arm’s-length transactions.

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

DCG is a minority interest holder in both Coinbase, Inc. and Kraken, which operate two of the Digital Asset Trading Platforms included in the Index Price.

DCG, the sole member and parent company of the Sponsor, holds a minority interest of less than 1.0% in each of Coinbase, Inc., which operates Coinbase, and Kraken. The Sponsor values its digital assets by reference to the Index Price. The Index Price is the price in U.S. dollars of an ETH derived from the Digital Asset Trading Platforms that are reflected in the Index developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time on each business day. Coinbase and Kraken are two of such Digital Asset Trading Platforms included in the Index.

Although DCG does not exercise control over Coinbase or Kraken, it is possible that investors could have concerns that DCG could influence market data provided by these Digital Asset Trading Platforms in a way that benefits DCG, for example by artificially inflating the values of ETH in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

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

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s ETH in trust on the Trust’s behalf. However, the SEC has recently released proposed amendments to rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as currently proposed. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

To prevent, detect and respond to information security threats, the Sponsor maintains a cyber risk management program. The program is supervised by an in-house dedicated Chief Information Security Officer (“CISO”) with over 15 years of experience in financial services risk management, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Enterprise Risk Committee (“ERC”), which includes members of management of the Sponsor, receives regular reports from the CISO on, among other things, the Sponsor’s cyber risks and threats, the status of projects to strengthen the Sponsor’s information security systems, assessments of the Sponsor’s security program and the emerging threat landscape.

The CISO updates the ERC and the Board quarterly. These regular reports include the Sponsor’s performance preparing for, preventing, detecting, responding to, and recovering from, cyber incidents. The CISO also promptly informs and updates the ERC and the Board of the Sponsor about any information security incidents that may pose a material risk to the Sponsor. The Sponsor contracts an independent third party to conduct a full cyber risk assessment annually, and the results of those assessments are reported to the ERC and the Board. Material outcomes from any penetration testing, vulnerability scanning, and business continuity or disaster recovery testing are additionally reported to the ERC and Board.

The Sponsor’s Security Awareness Program includes training that reinforces the Sponsor’s Information Security policies, standards, and practices, and the expectation that employees will comply with these policies. The Security Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protect the Sponsor’s resources and information. This training is mandatory for all employees upon onboarding at the firm and again annually, and it is supplemented by firmwide training and testing initiatives, including periodic phishing tests.

The Sponsor administers a Third-Party Risk Management Program at the firm to identify, assess and oversee the risk associated with service providers and third parties involved in the supply chain. Third parties are risk-rated and must adhere to additional security diligence requirements administered with oversight from the CISO according to risk, including cybersecurity diligence questionnaires, evidence validation, SOC report reviews, and/or on-site assessments. Material changes to the program, new, or worsening security risks associated with third parties are reported to the ERC at least quarterly.

Cybersecurity Breaches:

There have not been any breaches at the Sponsor or the Trust during the year ended December 31, 2023. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. The motion for reargument remains pending. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange-traded product, and in June 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. In June 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. In August 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. In October 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the shares of the Grayscale Bitcoin Trust on NYSE Arca as an exchange-traded product. However, even though NYSE Arca’s request with respect to Grayscale Bitcoin Trust was approved, there is no guarantee that a similar application to list Shares of the Trust on NYSE Arca, or another national securities exchange, if any, would also be approved.

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert, the Chief Executive Officer of DCG, in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements of Grayscale Bitcoin Trust and the Trust for failing to reduce the Sponsor’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Initial Complaint. On May 19, 2023, the Sponsor filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint (the “Amended Complaint”) alleging breach of contract and fiduciary duty claims concerning the Sponsor’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning the defendants’ purported breaches of the terms of the trust agreements and breaches of fiduciary duty based on the Sponsor’s fees for the Grayscale Bitcoin Trust and the Trust. On December 8, 2023, the Sponsor filed a motion to dismiss the Amended Complaint and its supporting brief. On January 19, 2024, Alameda voluntarily dismissed the action without prejudice, thereby terminating the action. No consideration of any kind was offered or exchanged in connection with Alameda’s voluntary dismissal.

As of the date of this Annual Report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to October 3, 2022, Shares were distributed by Genesis, acting as the sole Authorized Participant, through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. Since October 3, 2022, Grayscale Securities has been the only acting Authorized Participant of the Trust, and Liquidity Provider(s) have been engaged to source ETH in connection with the creation of Shares. The Shares are quoted on OTCQX under the ticker symbol “ETHE.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of December 31, 2023, there were approximately 25 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of December 31, 2023, the Registrant has distributed 310,158,500 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 3,240,485.90155110 ETH. During the year ended December 31, 2023, the Registrant did not distribute any Shares. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, the Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to the Authorized Participant with respect to such sales.

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Trust (ETH) (OTCQX: ETHE) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2023:

Period	(a) Total Number of Shares of ETHE Purchased	(b) Average Price Paid per Share of ETHE	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 1, 2023 - October 31, 2023	-	$-	-	$200.0
November 1, 2023 - November 30, 2023	-	-	-	200.0
December 1, 2023 - December 31, 2023	-	-	-	200.0
Total	-	$-	-	$200.0
(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through December 31, 2023, DCG had not purchased any Shares of the Trust under this authorization.

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

	As of December 31,
	2023	2022	2021
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	310,158,500	310,158,500	310,158,500
Number of Shares freely tradable(1)	305,275,122	304,828,878	304,018,381
Number of beneficial holders owning at least 100 Shares(2)	23	28	42
Number of holders of record(2)	25	29	42

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ETH in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ETH is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives ETH in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Annual Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with AML and KYC regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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
•
Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

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

Investment Company Considerations

The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for ETH in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results

Financial Highlights for the Years ended December 31, 2023, 2022 and 2021

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ETH and price of ETH amounts, are in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net realized and unrealized gain (loss) on investment	$3,243,340	$(7,549,251)	$8,946,394
Net increase (decrease) in net assets resulting from operations	$3,108,856	$(7,702,493)	$8,728,949
Net assets(1)	$6,758,054	$3,649,198	$11,351,691
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ETH on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in ETH for the year ended December 31, 2023 was $3,243,340, which includes a realized gain of $102,973 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ETH of $3,140,367. Net realized and unrealized gain on investment in ETH for the year was driven by ETH price appreciation from $1,201.33 per ETH as of December 31, 2022, to $2,281.10 per ETH as of December 31, 2023. Net increase in net assets resulting from operations was $3,108,856 for the year ended December 31, 2023, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $134,484. Net assets increased to $6,758,054 at December 31, 2023, an 85% increase for the year. The increase in net assets resulted from the aforementioned ETH price appreciation, partially offset by the withdrawal of approximately 75,001 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ETH for the year ended December 31, 2022 was ($7,549,251), which includes a realized gain of $120,933 on the transfer of ETH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ETH of ($7,670,184). Net realized and unrealized loss on investment in ETH for the year was driven by ETH price depreciation from

$3,644.75 per ETH as of December 31, 2021, to $1,201.33 per ETH as of December 31, 2022. Net decrease in net assets resulting from operations was ($7,702,493) for the year ended December 31, 2022, which consisted of the net realized and unrealized loss on investment in ETH, plus the Sponsor’s Fee of $153,242. Net assets decreased to $3,649,198 at December 31, 2022, a 68% decrease for the year. The decrease in net assets resulted from the aforementioned ETH price depreciation and the withdrawal of approximately 76,901 ETH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ETH for the year ended December 31, 2021 was $8,946,394, which includes a realized gain of $185,516 on the transfer of ETH to pay the Sponsor’s Fee, and net change in unrealized appreciation on investment in ETH of $8,760,878. Net realized and unrealized gain on investment in ETH was driven by ETH price appreciation from $744.99 per ETH as of December 31, 2020, to $3,644.75 per ETH as of December 31, 2021. Net increase in net assets resulting from operations was $8,728,949 for the year ended December 31, 2021, which consisted of the net realized and unrealized gain on investment in ETH, less the Sponsor’s Fee of $217,445. Net assets increased to $11,351,691 at December 31, 2021, a 419% increase for the year. The increase in net assets resulted from the aforementioned ETH price appreciation and the contribution of approximately 255,556 ETH, with a value of $434,615 to the Trust in connection with Share creations during the year, partially offset by the withdrawal of approximately 78,146 ETH to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	For the Years Ended December 31,
	2023	2022	2021
	(All ETH balances are rounded to the nearest whole ETH)
ETH:
Opening balance	3,037,631	3,114,532	2,937,122
Creations	-	-	255,556
Sponsor’s Fee, related party	(75,001)	(76,901)	(78,146)
Closing balance	2,962,630	3,037,631	3,114,532
Accrued but unpaid Sponsor’s Fee, related party	-	-	-
Net closing balance	2,962,630	3,037,631	3,114,532
Number of Shares:
Opening balance	310,158,500	310,158,500	285,269,400
Creations	-	-	24,889,100
Closing balance	310,158,500	310,158,500	310,158,500

	December 31,
	2023	2022	2021
Price of ETH on principal market(1)	$2,281.10	$1,201.33	$3,644.75
Principal Market NAV per Share(2)	$21.79	$11.77	$36.60
Index Price(3)	$2,280.96	$1,201.41	$3,644.98
NAV per Share(3)	$21.79	$11.77	$36.60

(1)
The Trust performed an assessment of the principal market at December 31, 2023, 2022 and 2021, and identified the principal market as Coinbase.
(2)
As of December 31, 2023, 2022 and 2021, the Principal Market NAV per Share was calculated using the fair value of ETH based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.

(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price” for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of December 31, 2023 were Coinbase, Kraken, LMAX Digital, and Crypto.com. The Digital Asset Trading Platforms included in the Index as of December 31, 2022 were Coinbase, Kraken and LMAX Digital. The Digital Asset Trading Platforms included in the Index as of December 31, 2021 were Coinbase, Kraken, LMAX Digital and Bitstamp.

For accounting purposes, the Trust reflects creations and the ETH receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite number of ETH is received. At this time, the Trust is not accepting redemption requests from shareholders. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust has not sought such relief as of the date of this Annual Report, and even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted.

As of December 31, 2023, the Trust had a net closing balance with a value of $6,757,639,388, based on the Index Price (non-GAAP methodology). As of December 31, 2023, the Trust had a total market value of $6,758,054,156, based on the Digital Asset Market price of ETH on the Trust’s principal market (Coinbase).

As of December 31, 2022, the Trust had a net closing balance with a value of $3,649,440,771, based on the Index Price (non-GAAP methodology). As of December 31, 2022, the Trust had a total market value of $3,649,197,760, based on the Digital Asset Market price of ETH on the Trust’s principal market (Coinbase).

As of December 31, 2021, the Trust had a net closing balance with a value of $11,352,407,205, based on the Index Price (non-GAAP methodology). As of December 31, 2021, the Trust had a total market value of $11,351,690,862, based on the Digital Asset Market price of ETH on the Trust’s principal market (Coinbase).

Historical NAV and ETH Prices

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 (the inception of the Trust’s operations) to December 31, 2023. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price.”

## Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)

$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
1/100 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from January 1, 2019 to December 31, 2023. During such period, the Index Price has ranged from $102.84 to $4,776.32, with the straight average being $1,408.44 through December 31, 2023. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2019	$180.52	$350.60	6/26/2019	$102.84	2/6/2019	$127.84	$127.84
Twelve months ended December 31, 2020	$307.03	$752.13	12/30/2020	$109.83	3/16/2020	$745.01	$745.01
Twelve months ended December 31, 2021	$2,775.83	$4,776.32	11/9/2021	$731.87	1/1/2021	$3,644.98	$3,644.98
Twelve months ended December 31, 2022	$1,987.92	$3,816.94	1/4/2022	$913.51	6/18/2022	$1,201.41	$1,196.71
Twelve months ended December 31, 2023	$1,793.93	$2,375.87	12/10/2023	$1,200.90	1/1/2023	$2,280.96	$2,305.90
January 1, 2019 to December 31, 2023	$1,408.44	$4,776.32	11/9/2021	$102.84	2/6/2019	$2,280.96	$2,305.90

The following table illustrates the movements in the Digital Asset Market price of ETH, as reported on the Trust’s principal market, from January 1, 2019 to December 31, 2023. During such period, the price of ETH has ranged from $102.88 to $4,776.95, with the straight average being $1,408.48 through December 31, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2019	$180.54	$350.76	6/26/2019	$102.88	2/6/2019	$127.86	$127.86
Twelve months ended December 31, 2020	$307.02	$751.88	12/30/2020	$110.29	3/16/2020	$744.99	$744.99
Twelve months ended December 31, 2021	$2,775.91	$4,776.95	11/9/2021	$731.87	1/1/2021	$3,644.75	$3,644.75
Twelve months ended December 31, 2022	$1,987.98	$3,816.02	1/4/2022	$913.24	6/18/2022	$1,201.33	$1,196.81
Twelve months ended December 31, 2023	$1,793.98	$2,376.20	12/10/2023	$1,200.85	1/1/2023	$2,281.10	$2,304.67
January 1, 2019 to December 31, 2023	$1,408.48	$4,776.95	11/9/2021	$102.88	2/6/2019	$2,281.10	$2,304.67

Secondary Market Trading

The Trust’s Shares have been quoted on OTCQX under the symbol “ETHE” since June 20, 2019. The price of the Shares as quoted on OTCQX has varied significantly from the NAV per Share. From June 20, 2019 to December 31, 2023, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 956%, the average premium was 191%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 60%, and the average discount was 26%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between June 20, 2019 and December 31, 2023, has been quoted at a discount on 711 days. As of December 29, 2023, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a discount of 12% to the Trust’s NAV per Share.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s Principal Market NAV per Share calculated in accordance with GAAP and the Trust’s NAV per Share for each of the quarters of the prior three years.

	High			Low
	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)
2021
First quarter	$22.09	$20.39	$20.39	$12.00	$7.53	$7.53
Second quarter	$40.00	$41.73	$41.74	$18.17	$18.16	$18.15
Third quarter	$38.50	$39.94	$39.94	$16.49	$18.17	$18.18
Fourth quarter	$46.50	$48.14	$48.13	$31.53	$33.33	$33.31
2022
First quarter	$33.72	$38.31	$38.32	$18.03	$23.45	$23.44
Second quarter	$28.56	$34.85	$34.84	$7.06	$9.06	$9.07
Third quarter	$15.20	$19.54	$19.55	$7.22	$10.31	$10.32
Fourth quarter	$10.91	$16.21	$16.20	$4.72	$10.84	$10.84
2023
First quarter	$8.58	$17.80	$17.80	$4.82	$11.76	$11.76
Second quarter	$10.92	$20.58	$20.58	$7.36	$16.15	$16.13
Third quarter	$12.06	$19.30	$19.30	$9.65	$14.81	$14.81
Fourth quarter	$20.71	$22.73	$22.73	$10.71	$14.70	$14.71

(1)
The Principal Market NAV is calculated using the fair value of ETH based on the price provided by the Digital Asset Market that the Trust considers its principal market, which is Coinbase. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination.”
(2)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Valuation of ETH and Determination of NAV.”

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from June 20, 2019 to December 31, 2023.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from June 20, 2019 to December 31, 2023.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (%)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2023.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2023, the Trust’s disclosure controls and procedures were effective.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2023.

Marcum LLP, the independent registered public accounting firm that audited the financial statements as of and for the year ended December 31, 2023 included in this Annual Report on Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023 on page F-2.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Sponsor has a board of directors (the “Board”) that is responsible for managing and directing the affairs of the Sponsor. The Board consists of Mark Shifke, Matthew Kummell, Mr. Sonnenshein, and Mr. McGee, who also retain the authority granted to them as officers under the limited liability company agreement of the Sponsor.

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

Mark Shifke, Chairman of the Board

Mark Shifke, 64, is the Chief Financial Officer of DCG and has served as chairman of the Board since January 2024. Since March 2021, Mr. Shifke has served on the board of directors of Dock Ltd., a full-stack payments and digital banking platform. Since September 2023, Mr. Shifke has served on the board of directors of Luno, a cryptocurrency platform. Mr. Shifke has nearly four decades of financial and fintech experience, and more than eight years of CFO experience leading two publicly-traded companies. Prior to joining DCG, Mr. Shifke served as CFO of Billtrust, a company focused on providing AR and cloud-based solutions around payments, and as CFO of Green Dot (NYSE: GDOT), a mobile banking company and payments platform. Previously, Mr. Shifke led teams at JPMorgan Chase and Goldman Sachs, specializing in M&A Structuring and Advisory, as well as Tax Asset Investments. Mr. Shifke also served as the Head of International Structured Finance Group at KPMG. Mr. Shifke began his career at Davis Polk, where he was a partner. He is a graduate of Tulane University (B.A./J.D.) and the New York University School of Law (LL.M. in Taxation).

Matthew Kummell, Board Member

Matt Kummell, 48, is Senior Vice President of Operations at DCG and has served as a director of the Sponsor since January 2024. In his role at DCG, Mr. Kummell leads the business’s post-investment efforts, including investment operations and value creation with regard to DCG’s portfolio companies. Since December 2023, Mr. Kummell has served as a member of the board of directors of Foundry, a digital asset mining and staking company. Until November 2023, Mr. Kummell served on the board of directors of CoinDesk, Inc., a digital media, events and information services company for the crypto asset and blockchain technology community. Until January 2012, Mr. Kummell served on the board of directors of Derivix Corporation, a financial services software company. Prior to joining DCG, Mr. Kummell was the Head of North America for Citi’s Business Advisory Services team, a strategic consulting practice focused on institutional investor clients in Citi’s Markets division. Mr. Kummell has also held strategic and front-office leadership roles at Citadel, Balyasny Asset Management, and S.A.C. Capital Advisors, the predecessor to Point 72 Asset Management. Previously, Mr. Kummell served as a case team leader at Bain & Company in its Boston headquarters. Mr. Kummell is an Adjunct Professor at the Tuck School of Business at Dartmouth College. He is a graduate of the University of California, Los Angeles (B.A.) and the Tuck School of Business at Dartmouth College (MBA).

Michael Sonnenshein, Board Member and Chief Executive Officer

Michael Sonnenshein, 37, has been CEO of the Sponsor since January 2021 and has served as a director of the Sponsor since February 2020. Before serving as CEO, Mr. Sonnenshein served as Managing Director of the Sponsor since 2018. In this role, Mr. Sonnenshein oversees the strategic direction and growth of the business. Mr. Sonnenshein is also responsible for maintaining many of the firm’s key relationships with clients, industry stakeholders, and regulators. From 2015 to 2017, Mr. Sonnenshein was Director of Sales & Business Development for the Sponsor, and prior to that served as an Account Executive from 2014 to 2015. Under his leadership, the firm has expanded its capabilities as a full services asset manager, establishing Grayscale Securities, LLC and Grayscale Advisors, LLC, and has grown to be a leader in crypto investing, offering a wide range of investments, including single-asset and diversified products and ETFs.

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

Edward McGee, Board Member and Chief Financial Officer

Edward McGee, 40, has been the Chief Financial Officer of the Sponsor since January 2022 and has served as a director of the Sponsor since January 2024. Before serving as CFO, Mr. McGee was Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

Hugh Ross, Chief Operating Officer

Hugh Ross, 56, has been the Chief Operating Officer of the Sponsor since February 2021. Prior to joining the Sponsor, Mr. Ross served twelve years as Chief Operating Officer of Horizon Kinetics LLC, a New York-based investment manager where he was responsible for the operating infrastructure and various digital asset initiatives. During the ten years immediately preceding his tenure at Horizon Kinetics, Mr. Ross was a Vice President with Goldman Sachs & Co. where he served as Chief Operating Officer of the long-only investment manager research team then-known as Global Manager Strategies (“GMS”), within Goldman Sachs Asset Management (“GSAM”). Mr. Ross also served as a compliance officer for both GSAM and Goldman’s Private Wealth Management business. Prior to joining Goldman Sachs, Mr. Ross worked as an in-house counsel for a transfer agent and started his career as a securities industry attorney representing broker-dealers and investment advisers. Mr. Ross is a graduate of the Goizueta Business School at Emory University (B.B.A.) and New York Law School (J.D.).

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of February 19, 2024.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)
Genesis Global Capital, LLC(2)	8,717,520	2.81%
Total	8,717,520	2.81%
Directors & Executive Officers of the Sponsor:(3)
Mark Shifke	*	* %
Matthew Kummell	*	* %
Michael Sonnenshein	*	* %
Edward McGee	*	* %
Hugh Ross	*	* %
Directors & executive officers of the Sponsor as a group	*	* %

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through February 19, 2024, DCG had not purchased any Shares of the Trust under this authorization.
(2)
Genesis Global Capital, LLC is a wholly owned subsidiary of Genesis Global Holdco, LLC, which is a wholly owned subsidiary of, but not controlled by, Digital Currency Group, Inc. Genesis Global Capital, LLC, together with its parent company, Genesis Global Holdco, LLC, and certain other affiliates, filed a voluntary petition for reorganization under the Bankruptcy Code in January 2023.
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

Digital Currency Group, Inc.

Digital Currency Group, Inc. is (i) the sole member and parent company of the Sponsor, and parent company of Genesis, one of the Liquidity Providers from October 3, 2022 through September 12, 2023, (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant as of the date of this Annual Report, (iii) formerly the indirect parent company of the Index Provider (prior to its sale to an unaffiliated third party on November 20, 2023), (iv) a minority interest holder in Coinbase, Inc., which operates Coinbase, one of the Digital Asset Trading Platforms included in the Index, and which is also the parent company of the Custodian, representing less than 1.0% of its equity, and (v) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity.

Digital Currency Group, Inc. has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. Digital Currency Group, Inc.’s positions on changes that should be adopted in the Ethereum Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork, Digital Currency Group, Inc.’s position regarding which fork among a group of incompatible forks of the Ethereum Network should be considered the “true” Ethereum Network could be adverse to positions that would most benefit the Trust.

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

Prior to September 12, 2023, Genesis, an affiliate of the Trust and the Sponsor, had been engaged to act as one of the Liquidity Providers. In its capacity as a Liquidity Provider, Genesis engaged in ETH trading with the Trust’s affiliated entities. For example, when the Sponsor received the Sponsor’s Fee in ETH, it sold the ETH through Genesis. For this service, Genesis charged the Sponsor a transaction fee, which was not borne by the Trust. Additionally, the Sponsor’s parent company, Digital Currency Group, Inc., is the sole shareholder and parent company of Genesis, in addition to a customer of Genesis, and may buy or sell ETH through Genesis from time to time, independent of the Trust. As of September 12, 2023, Genesis no longer serves as a Liquidity Provider.

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

The Index Provider

Digital Currency Group, Inc. was the indirect parent company of the Index Provider until the Index Provider was sold by Digital Currency Group, Inc. to an unaffiliated third party in November 2023. Prior to its sale by Digital Currency Group, Inc., the Index Provider was an affiliate of the Sponsor and the Trust and had an incentive to resolve questions regarding, or changes to, the manner in which the Index was constructed and in which the Index Price was calculated in a way that favored the Sponsor and the Trust.

Item 14. Principal Accountant Fees and Services

Fees for services performed by Marcum LLP and Friedman LLP, prior to the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022, for the years ended December 31, 2023 and 2022 were:

	Years Ended December 31,
	2023	2022(1)
Audit fees	$273,000	$199,100
Total	$273,000	$199,100
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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2023, are made by the Sponsor’s Board of Directors and Audit Committee.

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

4.5	Participant Agreement, dated October 3, 2022, between the Sponsor and Grayscale Securities, LLC (incorporated by reference to Exhibit 4.1 on Form 8-K filed by the Registrant on October 3, 2022)

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed by the Registrant on March 5, 2021).

10.1†

Amended and Restated Custodian Agreement, dated June 29, 2022, between the Sponsor and the Custodian (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2022).

10.2

Distribution and Marketing Agreement, dated October 3, 2022, between the Sponsor and Grayscale Securities, LLC (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Registrant on October 3, 2022).

10.3†	Index License Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Registrant on February 4, 2022).

10.4†

Amendment No. 1 to the Index License Agreement dated June 20, 2023, between the Sponsor and Index Provider (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Registrant on June 23, 2023).

10.5	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on August 6, 2020).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Sponsor and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant or a Liquidity Provider.

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

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Annual Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Trading Platform”—An electronic marketplace where trading platform participants may trade, buy and sell ETH based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”—The global exchange market for the trading of ETH, which consists of transactions on electronic Digital Asset Trading Platforms.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which served as a Liquidity Provider from October 3, 2022 through September 12, 2023.

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

“Index Price”—The U.S. dollar value of an ETH derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price” for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term ETH Index Price shall mean the Index Price as defined herein.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index. Prior to its sale to an unaffiliated third party on November 20, 2023, DCG was the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. was an affiliate of the Sponsor and the Trust and was considered a related party of the Trust.

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

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“Layer 1”—The underlying smart contract platform blockchain on which Ethereum functions.

“Layer 2” —Protocols built on top of an underlying smart contract platform blockchain intended to provide scalability to the underlying blockchain by increasing transaction efficiency.

“Liquidity Provider”—A service provider that facilitates the purchase of ETH in connection with the creation of Baskets.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of ETH and Determination of NAV.” See also “Item 1. Business—Investment Objective” for a description of the Trust’s Principal Market NAV, as calculated in accordance with GAAP. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term ETH Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ETH and Determination of NAV”. For purposes of the Trust Agreement, the term ETH Holdings Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

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

“Principal Market NAV”—The net asset value of the Trust determined on a GAAP basis. Prior to February 23, 2024, Principal Market NAV was referred to as NAV.

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

“Sponsor’s Fee”—A fee, payable in ETH, which accrues daily in U.S. dollars at an annual rate of 2.5% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.

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

Grayscale Investments, LLC as Sponsor of Grayscale Ethereum Trust (ETH)

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)*

By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Chairman of the Board of Directors Director*

By:	/s/ Matthew Kummell
	Name:	Matthew Kummell
	Title:	Member of the Board of Directors Director*

Date: February 23, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Ethereum Trust (ETH)

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Grayscale Ethereum Trust (ETH) (the “Trust”) as of December 31, 2023 and 2022, and the related statements of operations and changes in net assets for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Trust’s internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 23, 2024, expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of audit evidence pertaining to the existence, rights and control of digital assets

We identified the evaluation of audit evidence pertaining to the existence of digital assets and whether the Trust controls and has the rights to the digital assets as a critical audit matter. Subjective auditor judgment was involved in determining the nature and extent of evidence required to assess the existence of digital assets and whether the Trust controls and has the rights to the digital assets. Control over the digital assets is proven through access to private cryptographic keys stored using third-party custodial services.

The following are the primary procedures we performed to address this critical audit matter. We consulted with subject matter experts regarding our planned audit response to address risks of material misstatement of digital assets. We evaluated and tested the design and operating effectiveness of certain internal controls over digital assets, including controls over the comparison of the Trust’s records of digital assets held to the custodial records. We evaluated the sufficiency of the design and operating effectiveness of internal controls at the custodian, including the processes surrounding private key lifecycle management, the storage of private keys and the authorization of digital asset transactions by evaluating service and subservice organization reports. We obtained confirmation from the custodian of the Trust’s digital assets as of December 31, 2023, and compared the total digital assets confirmed to the Trust’s record of digital asset holdings. We also compared the Trust’s record of digital asset holdings to the records on the public blockchain and evaluated the reliability of audit evidence obtained from public blockchains. We tested movements on the blockchain to evidence that the Trust controls the digital assets through the custodian account. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.

/s/ Marcum LLP We have served as the Trust’s auditor since 2018 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).
New York, New York
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Sponsor of

Grayscale Ethereum Trust (ETH)

Opinion on Internal Control over Financial Reporting

We have audited Grayscale Ethereum Trust (ETH)’s (the “Trust”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statements of assets and liabilities, including the schedules of investment, of the Trust as of December 31, 2023 and 2022, and the related statements of operations and changes in net assets and the related notes for each of the two years in the period ended December 31, 2023, of the Trust (collectively referred to as the “financial statements”) and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.

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

New York, New York
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Ethereum Trust (ETH)

Opinion on the Financial Statements

We have audited the statements of operations and changes in net assets of Grayscale Ethereum Trust (ETH) (the “Trust”) for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of the Trust’s operations for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s Sponsor, Grayscale Investments, LLC. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

East Hanover, New Jersey

February 25, 2022

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	December 31,
	2023	2022
Assets:
Investment in ETH, at fair value (cost $1,244,746 and $1,276,257 as of December 31, 2023 and 2022, respectively)	$6,758,054	$3,649,198
Total assets	$6,758,054	$3,649,198
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$6,758,054	$3,649,198
Net Assets consists of:
Paid-in-capital	$1,353,419	$1,353,419
Accumulated net investment loss	(521,663)	(387,179)
Accumulated net realized gain on investment in ETH	412,990	310,017
Accumulated net change in unrealized appreciation on investment in ETH	5,513,308	2,372,941
	$6,758,054	$3,649,198
Shares issued and outstanding, no par value (unlimited Shares authorized)	310,158,500	310,158,500
Principal market net asset value per Share	$21.79	$11.77

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of ETH and percentages)

December 31, 2023
	Quantity of ETH	Cost	Fair Value	% of Net Assets
Investment in ETH	2,962,629.50149940	$1,244,746	$6,758,054	100%
Net assets		$1,244,746	$6,758,054	100%

December 31, 2022
	Quantity of ETH	Cost	Fair Value	% of Net Assets
Investment in ETH	3,037,631.42522860	$1,276,257	$3,649,198	100%
Net assets		$1,276,257	$3,649,198	100%

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor's Fee, related party	134,484	153,242	217,445
Net investment loss	(134,484)	(153,242)	(217,445)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in ETH	102,973	120,933	185,516
Net change in unrealized appreciation (depreciation) on investment in ETH	3,140,367	(7,670,184)	8,760,878
Net realized and unrealized gain (loss) on investment	3,243,340	(7,549,251)	8,946,394
Net increase (decrease) in net assets resulting from operations	$3,108,856	$(7,702,493)	$8,728,949

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended December 31,
	2023	2022	2021
(Increase) decrease in net assets from operations:
Net investment loss	$(134,484)	$(153,242)	$(217,445)
Net realized gain on investment in ETH	102,973	120,933	185,516
Net change in unrealized appreciation (depreciation) on investment in ETH	3,140,367	(7,670,184)	8,760,878
Net increase (decrease) in net assets resulting from operations	3,108,856	(7,702,493)	8,728,949
Increase in net assets from capital share transactions:
Shares issued	-	-	434,615
Net increase in net assets resulting from capital share transactions	-	-	434,615
Total increase (decrease) in net assets from operations and capital share transactions	3,108,856	(7,702,493)	9,163,564
Net assets:
Beginning of year	3,649,198	11,351,691	2,188,127
End of year	$6,758,054	$3,649,198	$11,351,691
Change in Shares outstanding:
Shares outstanding at beginning of year	310,158,500	310,158,500	285,269,400
Shares issued	-	-	24,889,100
Net increase in Shares	-	-	24,889,100
Shares outstanding at end of year	310,158,500	310,158,500	310,158,500

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale Ethereum Trust (ETH) (the “Trust”) is a Delaware Statutory Trust that was formed on December 13, 2017 and commenced operations on December 14, 2017. In general, the Trust holds Ethereum (“ETH”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for ETH. The redemption of Shares is not currently contemplated and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust has not sought such relief as of the date of this Annual Report. The Trust’s investment objective is for the value of the Shares (based on ETH per Share) to reflect the value of ETH held by the Trust, less the Trust’s expenses and other liabilities. The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in ETH, in accordance with the terms of the Trust Agreement.

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL) (OTCQB: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca, Inc. (“NYSE Arca”) to list the shares of the Grayscale Bitcoin Trust (BTC), which began trading on NYSE Arca on January 11, 2024. Grayscale Bitcoin Trust (BTC) is an SEC reporting company with its shares registered pursuant to Section 12(b) of the Exchange Act. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Liquidity Providers may be engaged from time to time and at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, served as a Liquidity Provider from October 3, 2022 to September 12, 2023. An unaffiliated Liquidity Provider has since been engaged, and additional Liquidity Providers who are unaffiliated with the Trust may be engaged in the future.

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ETH in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ETH is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives ETH in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Annual Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investment in ETH	$6,758,054	$6,758,054	$-	$-
December 31, 2022
Assets
Investment in ETH	$3,649,198	$3,649,198	$-	$-

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust adopted this new guidance on January 1, 2024, with no material impact on its financial statements and disclosures as the Trust historically used fair value as its method of accounting for ETH in accordance with its classification as an investment company for accounting purposes.

3. Fair Value of Ethereum

ETH is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2023, 2022 and 2021 the Trust held 2,962,629.50149940, 3,037,631.42522860 and 3,114,532.09753906 ETH, respectively.

The Trust determined the fair value per ETH to be $2,281.10, $1,201.33, and $3,644.75 on December 31, 2023, 2022 and 2021, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ETH and the respective fair value:

(Amounts in thousands, except ETH amounts)	Quantity	Fair Value
Balance at December 31, 2020	2,937,122.40311770	$2,188,127
ETH contributed	255,555.46585612	434,615
ETH distributed for Sponsor's Fee, related party	(78,145.77143476)	(217,445)
Net change in unrealized appreciation on investment in ETH	-	8,760,878
Net realized gain on investment in ETH	-	185,516
Balance at December 31, 2021	3,114,532.09753906	$11,351,691
ETH contributed	-	-
ETH distributed for Sponsor's Fee, related party	(76,900.67231046)	(153,242)
Net change in unrealized depreciation on investment in ETH	-	(7,670,184)
Net realized gain on investment in ETH	-	120,933
Balance at December 31, 2022	3,037,631.42522860	$3,649,198
ETH contributed	-	-
ETH distributed for Sponsor's Fee, related party	(75,001.92372920)	(134,484)
Net change in unrealized appreciation on investment in ETH	-	3,140,367
Net realized gain on investment in ETH	-	102,973
Balance at December 31, 2023	2,962,629.50149940	$6,758,054

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

5. Creations and Redemptions of Shares

At December 31, 2023 and 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ETH to the Trust or the distribution of ETH by the Trust. The number of ETH required for each creation Basket or redemption Basket is determined by dividing (x) the number of ETH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ETH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0096 and 0.0098 of one ETH at December 31, 2023 and 2022, respectively. The decrease in the number of ETH represented by each Share is primarily a result of the periodic withdrawal of ETH to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the years ended December 31, 2023, 2022, and 2021, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2023 or 2022.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2023: DCG, Genesis, Grayscale, and Grayscale Securities. As of December 31, 2023 and 2022, 12,277 and 11,811,797 Shares of the Trust were held by related parties of the Trust, respectively.

On November 20, 2023, it was announced that CoinDesk Indices, Inc., the Index Provider, previously an affiliate of the Sponsor and the Trust at the time of this event, was acquired by an unaffiliated third party. This transaction did not have any impact on the Trust, or disrupt the operations of the Trust.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ETH, monthly in arrears. The amount of ETH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ETH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ETH is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2023 and 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended December 31, 2023, 2022 and 2021.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

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

For the years ended December 31, 2023, 2022 and 2021, the Trust incurred Sponsor’s Fees of $134,484,415, $153,242,544 and $217,445,124, respectively. As of December 31, 2023 and 2022, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended December 31, 2023, 2022 and 2021, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through December 31, 2023, DCG had not purchased any Shares of the Trust under this authorization.

8. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, ETH. Investing in ETH is currently highly speculative and volatile.

The net asset value of the Trust, calculated by reference to the principal market price, relates primarily to the value of ETH held by the Trust, and fluctuations in the price of ETH could materially and adversely affect an investment in the Shares of the Trust. The price of ETH has a limited history. During such history, ETH prices have been volatile and subject to influence by many factors, including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of ETH, including, but not limited to, global ETH supply and demand, theft of ETH from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

The ETH held by the Trust are commingled, and the Trust’s shareholders have no specific rights to any specific ETH. In the event of the insolvency of the Trust, its assets may be inadequate to satisfy a claim by its shareholders.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

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

The Trust relies on third-party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.

The Sponsor and the Trust may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

9. Quarterly Statements of Operations

Fiscal Year Ended December 31, 2023

	Three Months Ended (unaudited)
(Amounts in thousands)	Mar-31, 2023	Jun-30, 2023	Sept-30, 2023	Dec-31, 2023	Year Ended December 31, 2023
Expenses
Sponsor's Fee, related party	$29,638	$34,879	$33,146	$36,821	$134,484
Net investment loss	$(29,638)	$(34,879)	$(33,146)	$(36,821)	$(134,484)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in ETH	21,794	26,999	25,228	28,952	102,973
Net change in unrealized appreciation (depreciation) on investment in ETH	1,880,269	264,140	(762,834)	1,758,792	3,140,367
Net realized and unrealized gain (loss) on investment	1,902,063	291,139	(737,606)	1,787,744	3,243,340
Net increase (decrease) in net assets resulting from operations	$1,872,425	$256,260	$(770,752)	$1,750,923	$3,108,856

Fiscal Year Ended December 31, 2022

	Three Months Ended (unaudited)
(Amounts in thousands)	Mar-31, 2022	Jun-30, 2022	Sept-30, 2022	Dec-31, 2022	Year Ended December 31, 2022
Expenses
Sponsor's Fee, related party	$56,218	$42,739	$29,260	$25,025	$153,242
Net investment loss	$(56,218)	$(42,739)	$(29,260)	$(25,025)	$(153,242)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in ETH	48,176	34,658	21,142	16,957	120,933
Net change in unrealized (depreciation) appreciation on investment in ETH	(1,177,858)	(7,020,891)	959,906	(431,341)	(7,670,184)
Net realized and unrealized (loss) gain on investment	(1,129,682)	(6,986,233)	981,048	(414,384)	(7,549,251)
Net (decrease) increase in net assets resulting from operations	$(1,185,900)	$(7,028,972)	$951,788	$(439,409)	$(7,702,493)

10. Financial Highlights Per Share Performance

	Years Ended December 31,
	2023	2022	2021
Per Share Data:
Principal market net asset value, beginning of year	$11.77	$36.60	$7.67
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.43)	(0.49)	(0.71)
Net realized and unrealized gain (loss)	10.45	(24.34)	29.64
Net increase (decrease) in net assets resulting from operations	10.02	(24.83)	28.93
Principal market net asset value, end of year	$21.79	$11.77	$36.60
Total return	85.13%	-67.84%	377.18%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%

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

Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the year and assuming redemption on the last day of the year.

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

12. Subsequent Events

As of the close of business on February 19, 2024, the fair value of ETH determined in accordance with the Trust’s accounting policy was $2,934.92 per ETH.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.