Form 10-Q
period 2024-03-31
Grayscale Ethereum Trust (ETH)
filed 2024-05-03
CIK 1725210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31
,
2024
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
290 Harbor Drive
, 4
th
Floor
Stamford,
Connecticut
06902
(Address of Principal Executive Offices) (Zip Code)
(212)
668-1427
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Grayscale Ethereum Trust (ETH) Shares	ETHE	N/A
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
12b-2
of the Exchange Act). Yes ☐ No ☒
Number of Shares of the registrant outstanding as of April 30, 2024: 310,158,500

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 25.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

INDUSTRY AND MARKET DATA

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Ethereum industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2024 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited)
GRAYSCALE ETHEREUM TRUST (ETH)
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(Amounts in thousands, except Share and per Share amounts)

	March 31, 2024	December 31, 2023
Assets:
Investment in Ether, at fair value (cost $1,237,033 and $1,244,746 as of March 31, 2024 and December 31, 2023, respectively)	$10,711,110	$6,758,054

Total assets	$10,711,110	$6,758,054

Liabilities:
Sponsor’s Fee payable, related party	$—	$—

Total liabilities	—	—

Net assets	$10,711,110	$6,758,054

Net Assets consists of:
Paid-in-capital	1,353,419	1,353,419
Accumulated net investment loss	(575,156)	(521,663)
Accumulated net realized gain on investment in Ether	458,770	412,990
Accumulated net change in unrealized appreciation on investment in Ether	9,474,077	5,513,308

	$10,711,110	$6,758,054

Shares issued and outstanding, no par value (unlimited Shares authorized)	310,158,500	310,158,500

Principal market net asset value per Share	$34.53	$21.79

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)
SCHEDULES OF INVESTMENT (UNAUDITED)
(Amounts in thousands, except quantity of Ether and percentages)

March 31, 2024	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	2,944,270.73954244	$1,237,033	$10,711,110	100%

Net assets		$1,237,033	$10,711,110	100%

December 31, 2023	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	2,962,629.50149940	$1,244,746	$6,758,054	100%

Net assets		$1,244,746	$6,758,054	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)
STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Investment income:
Investment income	$—	$—
Expenses:
Sponsor’s Fee, related party	53,493	29,638

Net investment loss	(53,493)	(29,638)

Net realized and unrealized gain from:
Net realized gain on investment in Ether	45,780	21,794
Net change in unrealized appreciation on investment in Ether	3,960,769	1,880,269

Net realized and unrealized gain on investment	4,006,549	1,902,063

Net increase in net assets resulting from operations	$3,953,056	$1,872,425

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2024	2023
Increase in net assets from operations:
Net investment loss	$(53,493)	$(29,638)
Net realized gain on investment in Ether	45,780	21,794
Net change in unrealized appreciation on investment in Ether	3,960,769	1,880,269

Net increase in net assets resulting from operations	3,953,056	1,872,425

Increase in net assets from capital share transactions:
Shares issued	—	—
Net increase in net assets resulting from capital share transactions	—	—
Total increase in net assets from operations and capital share transactions	3,953,056	1,872,425

Net assets:
Beginning of period	6,758,054	3,649,198

End of period	$10,711,110	$5,521,623

Change in Shares outstanding
Shares outstanding at beginning of period	310,158,500	310,158,500

Shares issued	—	—

Net increase in Shares	—	—

Shares outstanding at end of period	310,158,500	310,158,500

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
1. Organization
Grayscale Ethereum Trust (ETH) (the “Trust”) is a Delaware Statutory Trust that was formed on December 13, 2017 and commenced operations on December 14, 2017. In general, the Trust holds Ethereum (“Ether”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for Ether. The redemption of Shares is not currently contemplated and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust has not sought such relief as of the date of this Quarterly Report. The Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of Ether held by the Trust, less the Trust’s expenses and other liabilities. The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in Ether, in accordance with the terms of the Trust Agreement.
Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Ether and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.
Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day
administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule
19b-4
of the Exchange Act by NYSE Arca, Inc. (“NYSE Arca”) to list the shares of the Grayscale Bitcoin Trust (BTC), which began trading on NYSE Arca on January 11, 2024. Grayscale Bitcoin Trust (BTC) is an SEC reporting company with its shares registered pursuant to Section 12(b) of the Exchange Act. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.
Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Liquidity Providers who are unaffiliated with the Trust may be engaged from time to time and at any time.
The custodian of the Trust is Coinbase Custody Trust Company, LLC (the “Custodian”), a third-party service provider. The Custodian is responsible for safeguarding the Ether, Incidental Rights, and IR Virtual Currency held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults.
The transfer agent for the Trust (the “Transfer Agent”) is Continental Stock Transfer & Trust Company. The responsibilities of the Transfer Agent are to maintain creations, redemptions, transfers, and distributions of the Trust’s Shares which are primarily held in book-entry form.
The administrator for the Trust (the “Administrator”) is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing provides administration and accounting services to the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.
On May 23, 2019, the Trust received notice that its Shares were qualified for public trading on the OTCQX U.S. Marketplace of the OTC Markets Group Inc. (“OTCQX”). The Trust’s trading symbol on OTCQX is “ETHE” and the CUSIP number for its Shares is 389638107.

2. Summary of Significant Accounting Policies
In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2024 and December 31, 2023 and results of operations for the three months ended March 31, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 included in the Trust’s Annual Report on Form
10-K.
The following is a summary of significant accounting policies followed by the Trust:
The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for Ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.
The Trust conducts its transactions in Ether, including receiving Ether for the creation of Shares and delivering Ether for the redemption of Shares and for the payment of the Sponsor’s Fee. At this time, the Trust is not accepting redemption requests from shareholders. Since its inception, the Trust has not held cash or cash equivalents.
Principal Market and Fair Value Determination
To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC
820-10,
which outlines the application of fair value accounting. ASC
820-10
determines fair value to be the price that would be received for Ether in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC
820-10
requires the Trust to assume that Ether is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.
The Trust only receives Ether in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market,
Principal-to-Principal
Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).
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
Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Ether traded on each Digital Asset Market in the trailing twelve months.
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
The cost basis of Ether received in connection with a creation order is recorded by the Trust at the fair value of Ether at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.
Investment Transactions and Revenue Recognition
The Trust considers investment transactions to be the receipt of Ether for Share creations and the delivery of Ether for Share redemptions or for payment of expenses in Ether. At this time, the Trust is not accepting redemption requests from shareholders. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in Ether.
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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Investment in Ether	$10,711,110	$10,711,110	$—	$—

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investment in Ether	$6,758,054	$6,758,054	$—	$—

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”)
2023-08,
Intangibles – Goodwill and Other – Crypto Assets (Subtopic
350-60):
Accounting for and Disclosure of Crypto Assets
(“ASU
2023-08”).
ASU
2023-08
is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU
2023-08
is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and ann
ua
l financial statements that have not yet been issued. The Trust adopted this new guidance on January 1, 2024, with no material impact on its financial statements and disclosures as the Trust historically used fair value as its method of accounting for Ether in accordance with its classification as an investment company for accounting purposes.
3. Fair Value of Ether
Ether is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2024 and December 31, 2023 the Trust held
2,944,270.73954244
and
2,962,629.50149940
Ether, respectively.
The Trust determined the fair value per Ether to be $
3,637.95
and $
2,281.10
on March 31, 2024 and December 31, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).
The following represents the changes in quantity of Ether and the respective fair value

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Beginning balance as of January 1, 2023	3,037,631.42522860	$3,649,198

Ether contributed	—	—
Ether distributed for Sponsor’s Fee, related party	(75,001.92372920)	(134,484)
Net change in unrealized appreciation on investment in Ether	—	3,140,367
Net realized gain on investment in Ether	—	102,973

Ending balance as of December 31, 2023	2,962,629.50149940	$6,758,054

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Beginning balance as of January 1, 2024	2,962,629.50149940	$6,758,054

Ether contributed	—	—
Ether distributed for Sponsor’s Fee, related party	(18,358.76195696)	(53,493)
Net change in unrealized appreciation on investment in Ether	—	3,960,769
Net realized gain on investment in Ether	—	45,780

Ending balance as of March 31, 2024	2,944,270.73954244	$10,711,110

4
. Creations and Redemptions of Shares
At March 31, 2024 and December 31, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Ether to the Trust or the distribution of Ether by the Trust. The amount of Ether required for each creation Basket or redemption Basket is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0095 and 0.0096 of one Ether at March 31, 2024 and December 31, 2023, respectively. The decrease in the
amount of Ether represented by each Share is primarily a result of the periodic withdrawal of Ether to pay the Sponsor’s Fee.
The cost basis of investments in Ether recorded by the Trust is the fair value of Ether, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant, or Liquidity Provider, based on the creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant or Liquidity Provider may realize significant profits buying, selling, creating, and, if permitted, redeeming Shares as a result of changes in the value of Shares or Ether.
At this time, the Trust is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. On October 2, 2023, NYSE Arca filed an application with the SEC pursuant to
Rule 19b-4
under the Exchange Act to list the Shares of the Trust on NYSE Arca. The Trust makes no representation as to when or if such approval will be obtained and when such an exemption or relief will be available. As of the date of this filing, the NYSE Arca
19b-4
application has not been approved by the SEC and the Trust has not obtained relief from the SEC under Regulation M, and the Trust makes no representation as to when or if such approval and relief will be obtained. On April 23, 2024, the Sponsor filed with the SEC a registration statement on Form S-3 to register the Shares of the Trust under the Securities Act of 1933. The registration statement on Form S-3 has not been declared effective, and the Trust will not seek effectiveness of such registration statement unless and until the NYSE Arca Rule 19b-4 application is approved
and
the Trust receives an exemption or other relief from Regulation M to operate a redemption program.
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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as
“more-likely-than-not”
to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the
“more-likely-than-not”
threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the
“more-likely-than-not”
threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended March 31, 2024 and December 31, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of
“more-likely-than-not”
tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.
The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2024 or December 31, 2023.
6
. Related Parties
The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2024: DCG, Genesis, Grayscale and Grayscale Securities. As of March 31, 2024 and December 31, 2023, 7,158 and 12,277 Shares of the Trust were held by related parties of the Trust, respectively.
The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.
In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, monthly in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2024 and December 31, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2024 and 2023.
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
The Trust may incur certain extraordinary,
non-recurring
expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Digital Asset Account Ether, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such Ether, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such Ether, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.
For the three months ended March 31, 2024 and 2023, the Trust incurred Sponsor’s Fees of $53,493,406 and $29,637,542, respectively. As of March 31, 2024 and December 31, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.
On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The

Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2024, DCG had not purchased any Shares of the Trust under this authorization.
7
. Risks and Uncertainties
The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, Ether. Investing in Ether is currently highly speculative and volatile.
The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of Ether held by the Trust, and fluctuations in the price of Ether could materially and adversely affect an investment in the Shares of the Trust. The price of Ether has a limited history. During such history, Ether prices have been volatile and subject to influence by many factors, including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Ether, including, but not limited to, global Ether supply and demand, theft of Ether from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.
The Ether held by the Trust are commingled, and the Trust’s shareholders have no specific rights to any specific Ether. In the event of the insolvency of the Trust, its assets may be inadequate to satisfy a claim by its shareholders.
There is currently no clearing house for Ether, nor is there a central or major depository for the custody of Ether. There is a risk that some or all of the Trust’s Ether could be lost or stolen. There can be no assurance that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s Ether. Further, transactions in Ether are irrevocable. Stolen or incorrectly transferred Ether may be irretrievable. As a result, any incorrectly executed Ether transactions could adversely affect an investment in the Shares.
The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding,
statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action
letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.
If Ether is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for Ether. For example, it may become more difficult for Ether to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could, in turn, negatively affect the liquidity and general acceptance of Ether and cause users to migrate to other digital assets. As such, any determination that Ether is a security under federal or state securities laws may adversely affect the value of Ether and, as a result, an investment in the Shares.
In addition, if Ether is in fact a security, the Trust could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act of 1940 at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.
To the extent a private key required to access an Ether address is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the Ether controlled by the private key and the private key will not be capable of being restored by the Ethereum Network. The processes by which Ether transactions are settled are dependent on the Ethereum peer-to-peer
network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of Ether.
The Trust relies on third-party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.
The Sponsor and the Trust may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

8
. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2024	2023
Per Share Data
Principal market net asset value, beginning of period	$21.79	$11.77
Net increase in net assets from investment operations:
Net investment loss	(0.17)	(0.10)
Net realized and unrealized gain	12.91	6.13

Net increase in net assets resulting from operations	12.74	6.03

Principal market net asset value, end of period	$34.53	$17.80

Total return	58.47%	51.23%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%

Expenses	-2.50%	-2.50%

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
Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the period and assuming redemption on the last day of the period.
9
. Indemnifications
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
1
0
. Subsequent Events
As of the close of business on April 30, 2024, the fair value of Ether determined in accordance with the Trust’s accounting policy was $2,923.79 per Ether.
There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended December 31, 2023.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Ether and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Ether. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of Ether held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Ether, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Ether. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of Ether held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle.

Forks

The Ethereum Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and validators, as applicable, of Ethereum adopt the modification. When a modification is introduced and a substantial majority of users and validators consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Ethereum Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of Ethereum running in parallel, yet lacking interchangeability. Holders of Ether on the original Ethereum Network, at the time the block is validated and the fork occurs, can then also receive an identical amount of new tokens on the new network.

Recent Developments

The ETH Trust Distribution

On April 23, 2024 the Sponsor announced the formation of Grayscale Ethereum Mini Trust (the “ETH Trust”) and its intention to effectuate the initial creation of shares of the ETH Trust through the contribution by the Trust of a certain amount of Ether to the ETH Trust as consideration and in exchange for newly created shares of the ETH Trust (“ETH Shares”).

The ETH Trust has filed a registration statement on Form S-1 (Registration No. 333-278878) (as amended, the “ETH Trust Form S-1”) relating to the proposed issuance of baskets of ETH Shares to certain authorized participants on an ongoing basis, commencing following consummation of the ETH Trust Distribution (as defined below). Prior to effectiveness of the ETH Trust Form S-1, the ETH Trust will file a registration statement on Form 8-A (the “ETH Trust Form 8-A”) to register the ETH Shares under the Exchange Act, which is expected to become effective concurrently with the effectiveness of the ETH Trust Form S-1. Following the effectiveness of the ETH Trust Form S-1 and the ETH Trust Form 8-A, and approval of the ETH Trust 19b-4 Application (as defined below), the newly created ETH Shares will then be distributed to shareholders of the Trust as of a date to be determined by the Sponsor (the “Record Date”), pro rata based on a 1:1 ratio, such that for each one Share held by each shareholder on the Record Date, such shareholder will be entitled to receive one ETH Share on a subsequent date to be determined by the Sponsor (the “Distribution Date”) (such transactions collectively, the “ETH Trust Distribution”).

In connection with the ETH Trust Distribution, the Sponsor anticipates that NYSE Arca will file an application with the SEC pursuant to Rule 19b-4 under the Exchange Act, to list the Shares of the ETH Trust on NYSE Arca (the “ETH Trust 19b-4 Application”). In addition, the ETH Trust intends to rely on an exemption or other relief from the SEC under 17 CFR §§ 242.101 and 102 (“Regulation M”) to operate its redemption program.

As of the date of this filing, the ETH Trust 19b-4 Application has not been approved by the SEC and an exemption or other relief from Regulation M is not available for the ETH Trust. The Sponsor makes no representation as to when or if such approval will be obtained and when such an exemption or relief will be available. The ETH Trust will not seek effectiveness of its registration statement and no offering of ETH Shares will take place unless and until such approval is obtained and such an exemption or relief is available.

As a result of the contemplated ETH Trust Distribution, following the Distribution Date, the Trust will hold a portion of the Ether that was held by the Trust as of the Record Date and the ETH Trust would hold the remaining portion of the Ether that was held by the Trust as of the Record Date, in each case, reduced by the portion of the sponsor’s fee attributable to such Ether accrued and paid between the Record Date and the Distribution Date. Neither the number of outstanding Shares nor the exposure of shareholders of the Trust to Ether underlying their aggregate shareholdings (including Shares and ETH Shares) are expected to change as a result of the contemplated ETH Trust Distribution. No consent, authorization, approval or proxy is being sought from shareholders in connection with the ETH Trust Distribution, and shareholders will not need to pay any consideration, exchange or surrender existing Shares or take any other action to receive ETH Shares on the Distribution Date. Following the ETH Trust Distribution, the Trust and the ETH Trust will operate as independent NYSE Arca listed exchanged-traded commodity products, and neither will have any share ownership, beneficial or otherwise, in the other.

The Sponsor does not expect the ETH Trust Distribution to be a taxable event for the Trust or its shareholders.

The Trust has filed a preliminary information statement on Schedule 14C (Registration No. 000-56193), describing the terms and conditions of the ETH Trust Distribution. For the avoidance of doubt, the Trust will not execute the ETH Trust Distribution as described herein or therein unless and until (i) NYSE Arca’s application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Trust on NYSE Arca has been approved, (ii) the ETH Trust 19b-4 Application has been approved and (iii) the ETH Trust Form S-1 and ETH Trust Form 8-A have become effective. There can be no assurance as to whether or when such approvals will be obtained or whether or when the ETH Trust Distribution will be effected.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Ether for Share creations and the delivery of Ether for Share redemptions or for payment of expenses in Ether. At this time, the Trust is not accepting redemption requests from shareholders. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in Ether.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Ether in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Ether is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives Ether in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

•	Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Ether traded on each Digital Asset Market in the trailing twelve months.

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

The cost basis of Ether received in connection with a creation order is recorded by the Trust at the fair value of Ether at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Company Considerations

The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for Ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Ether and price of Ether amounts, are in thousands)

	Three Months Ended March 31,
	2024	2023
Net realized and unrealized gain on investment in Ether	$4,006,549	$1,902,063

Net increase in net assets resulting from operations	$3,953,056	$1,872,425

Net assets (1)	$10,711,110	$5,521,623

(1)

Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Ether on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in Ether for the three months ended March 31, 2024 was $4,006,549, which includes a realized gain of $45,780 on the transfer of Ether to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Ether of $3,960,769. Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $2,281.10 per Ether as of December 31, 2023, to $3,637.95 per Ether as of March 31, 2024. Net increase in net assets resulting from operations was $3,953,056 for the three months ended March 31, 2024, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $53,493. Net assets increased to $10,711,110 at March 31, 2024, a 58% increase for the three-month period. The increase in net assets resulted from the aforementioned Ether price appreciation, partially offset by the withdrawal of approximately 18,359 Ether to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Ether for the three months ended March 31, 2023 was $1,902,063, which includes a realized gain of $21,794 on the transfer of Ether to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Ether of $1,880,269. Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $1,201.33 per Ether as of December 31, 2022, to $1,828.98 per Ether as of March 31, 2023. Net increase in net assets resulting from operations was $1,872,425 for the three months ended March 31, 2023, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $29,638. Net assets increased to $5,521,623 at March 31, 2023, a 51% increase for the three-month period. The increase in net assets resulted from the aforementioned Ether price appreciation, partially offset by the withdrawal of approximately 18,668 Ether to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling Ether, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of Ether, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than Ether. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended March 31,
	2024	2023
(All Ether balances are rounded to the nearest whole Ether)
Ether:
Opening balance	2,962,630	3,037,631
Creations	—	—
Sponsor’s Fee, related party	(18,359)	(18,668)

Closing balance	2,944,271	3,018,963
Accrued but unpaid Sponsor’s Fee, related party	—	—

Net closing balance	2,944,271	3,018,963

Number of Shares:
Opening balance	310,158,500	310,158,500
Creations	—	—

Closing balance	310,158,500	310,158,500

	As of March 31,
	2024	2023
Price of Ether on principal market (1)	$3,637.95	$1,828.98

Principal Market NAV per Share (2)	$34.53	$17.80

Index Price (3)	$3,637.90	$1,829.14

NAV per Share (3)	$34.53	$17.80

(1)	The Trust performed an assessment of the principal market at March 31, 2024 and 2023, and identified the principal market as Coinbase.

(2)

As of March 31, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of Ether based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.

(3)

The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business – Overview of the ETH Industry and Market – ETH Value – The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of March 31, 2024 were Coinbase, Kraken, LMAX Digital and Crypto.com. The Digital Asset Trading Platforms included in the Index as of March 31, 2023 were Coinbase, Kraken, LMAX Digital and Binance.US. See “Item 1. Business – Valuation of ETH and Determination of NAV” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

For accounting purposes, the Trust reflects creations and the Ether receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of Ether is received. At this time, the Trust is not accepting redemption requests from shareholders. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust has not sought such relief as of the date of this Quarterly Report, and even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted.

As of March 31, 2024, the Trust had a net closing balance with a value of $10,710,962,523, based on the Index Price (non-GAAP methodology). As of March 31, 2024, the Trust had a total market value of $10,711,109,737, based on the Digital Asset Market price of Ether on the Trust’s principal market (Coinbase).

As of March 31, 2023, the Trust had a net closing balance with a value of $5,522,106,455, based on the Index Price (non-GAAP methodology). As of March 31, 2023, the Trust had a total market value of $5,521,623,421, based on the Digital Asset Market price of Ether on the Trust’s principal market (Coinbase).

Historical NAV and Ether Prices

As movements in the price of Ether will directly affect the price of the Shares, investors should understand recent movements in the price of Ether. Investors, however, should also be aware that past movements in the Ether price are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world.

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 to March 31, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business – Overview of the ETH Industry and Market – ETH Value – The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from April 1, 2019 to March 31, 2024. During such period, the Index Price has ranged from $109.83 to $4,776.32, with the straight average being $1,546.49 through March 31, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$194.09	$350.60	6/26/2019	$109.83	3/16/2020	$133.55	$133.55
Twelve months ended March 31, 2021	$641.22	$1,987.17	2/20/2021	$130.15	4/1/2020	$1,900.34	$1,900.34
Twelve months ended March 31, 2022	$3,120.63	$4,776.32	11/9/2021	$1,784.40	6/26/2021	$3,287.56	$3,287.56
Twelve months ended March 31, 2023	$1,655.28	$3,492.35	4/4/2022	$913.51	6/18/2022	$1,829.14	$1,829.14
Twelve months ended March 31, 2024	$2,123.36	$4,033.10	3/11/2024	$1,531.25	10/12/2023	$3,637.90	$3,566.13

April 1, 2019 to March 31, 2024	$1,546.49	$4,776.32	11/9/2021	$109.83	3/16/2020	$3,637.90	$3,566.13

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Trust’s principal market, from April 1, 2019 to March 31, 2024. During such period, the price of Ether has ranged from $110.29 to $4,776.95, with the straight average being $1,546.52 through March 31, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$194.10	$350.76	6/26/2019	$110.29	3/16/2020	$133.58	$133.58
Twelve months ended March 31, 2021	$641.25	$1,987.10	2/20/2021	$130.22	4/1/2020	$1,899.98	$1,899.98
Twelve months ended March 31, 2022	$3,120.74	$4,776.95	11/9/2021	$1,785.68	6/26/2021	$3,284.17	$3,284.17
Twelve months ended March 31, 2023	$1,655.32	$3,493.00	4/4/2022	$913.24	6/18/2022	$1,828.98	$1,828.98
Twelve months ended March 31, 2024	$2,123.33	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$3,637.95	$3,564.53

April 1, 2019 to March 31, 2024	$1,546.52	$4,776.95	11/9/2021	$110.29	3/16/2020	$3,637.95	$3,564.53

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from June 20, 2019 to March 31, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from June 20, 2019 to March 31, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) (%)

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

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

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Trust (ETH) (OTCQX: ETHE) by DCG, the parent company of the Sponsor, on a monthly basis during the three mont hs
ended March 31, 2024:

Period	(a) Total Number of Shares of ETHE Purchased	(b) Average Price Paid per Share of ETHE	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(in millions)
January 1, 2024 – January 31, 2024	—	$—	—	$200.0
February 1, 2024 – February 29, 2024	—	—	—	200.0
March 1, 2024 – March 31, 2024	—	—	—	200.0

Total	—	$—	—	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through April 30, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Item 3.
Defaults Upon Senior Securities
None.
Item 4.
Mine Safety Disclosures
Not applicable.
Item 5.
Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1	Amendment No. 3 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 on Form 8-K filed by the Registrant on March 25, 2024).

10.1	Fund Administrative and Accounting Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Registrant on February 27, 2024).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

GLOSSARY OF DEFINED TERMS

“Actual Exchange Rate”— With respect to any particular asset, at any time, the price per single unit of such asset (determined net of any associated fees) at which the Trust is able to sell such asset for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price.

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

“Administrator”— The Bank of New York Mellon, a New York corporation authorized to do a banking business.

“Administrator Fee”— The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

“Agent”— A Person appointed by the Trust to act on behalf of the shareholders in connection with any distribution of Incidental Rights and/or IR Virtual Currency.

“Authorized Participant”— Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Sponsor and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant or a Liquidity Provider.

“Basket”— A block of 100 Shares.

“Basket Amount”— On any trade date, the amount of Ether required as of such trade date for each Creation Basket, as determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Ether (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

“Blockchain” or “Ethereum Blockchain”— The public transaction ledger of the Ethereum Network on which transactions in Ether are recorded.

“Creation Basket”— Basket of Shares issued by the Trust in exchange for deposits of the Basket Amount required for each such Creation Basket.

“Custodial Services”— The Custodian’s services that (i) allow Ether to be deposited from a public blockchain address to the Trust’s Digital Asset Account and (ii) allow the Trust and the Sponsor to withdraw Ether from the Trust’s Digital Asset Account to a public blockchain address the Trust or the Sponsor controls pursuant to instructions the Trust or the Sponsor provides to the Custodian.

“Custodian”— Coinbase Custody Trust Company, LLC.

“Custodian Agreement”— The Amended and Restated Custodial Services Agreement, dated as of June 29, 2022, by and between the Trust and the Sponsor and Custodian that governs the Trust’s and the Sponsor’s use of the Custodial Services provided by the Custodian as a fiduciary with respect to the Trust’s assets.

“Custodian Fee”— Fee payable to the Custodian for services it provides to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.

“DCG”— Digital Currency Group, Inc.

“Digital Asset Account”— A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Ether on the Trust’s behalf.

“Digital Asset Market”— A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Trading Platform”— An electronic marketplace where trading platform participants may trade, buy and sell Ether based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”— The global trading platform market for the trading of Ether, which consists of transactions on electronic Digital Asset Trading Platforms.

“DSTA”— The Delaware Statutory Trust Act, as amended.

“DTC”— The Depository Trust Company. DTC is a limited purpose trust company organized under New York law, a member of the U.S. Federal Reserve System and a clearing agency registered with the SEC. DTC will act as the securities depository for the Shares.

“Ether”— Ethereum tokens, which are a type of digital asset based on an open source cryptographic protocol existing on the Ethereum Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Ethereum Network”— The online, end-user-to-end-user network hosting the public transaction ledger, known as the Ethereum Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Ethereum Network. See “Item 1. Business—Overview of the ETH Industry and Market” in our Annual Report.

“Ethereum Proof-of-Work” or “ETHPoW”— A type of digital currency based on an open source cryptographic protocol existing on the Ethereum Proof-of-Work network, which came into existence following the Ethereum hard fork on September 15, 2022.

“Exchange Act”— The Securities Exchange Act of 1934, as amended.

“FINRA”— The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“GAAP”— United States generally accepted accounting principles.

“Genesis”— Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which served as a Liquidity Provider from October 3, 2022 to September 12, 2023.

“Grayscale Securities”— Grayscale Securities, LLC, a wholly owned subsidiary of the Sponsor, which as of the date of this Quarterly Report, is the only acting Authorized Participant.

“Incidental Rights”— Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Ether and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”— The CoinDesk Ether Price Index (ETX).

“Index License Agreement”— The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended by Amendment No. 1 thereto and as the same may be amended from time to time.

“Index Price”— The U.S. dollar value of an Ether derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price” in our Annual Report for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term Ether Index Price shall mean the Index Price as defined herein.

“Index Provider”— CoinDesk Indices, Inc., a Delaware corporation that publishes the Index. Prior to its sale to an unaffiliated third party on November 20, 2023, DCG was the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. was an affiliate of the Sponsor and the Trust and was considered a related party of the Trust.

“Investment Advisers Act”— Investment Advisers Act of 1940, as amended.

“Investment Company Act”— Investment Company Act of 1940, as amended.

“Investor”— Any investor that has entered into a subscription agreement with an Authorized Participant, pursuant to which such Authorized Participant will act as agent for the investor.

“IR Virtual Currency”— Any virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“Liquidity Provider”— A service provider that facilitates the purchase of Ether in connection with the creation of Baskets.

“Marketing Fee”— Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NAV”— The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of ETH and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with GAAP. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings.

“NAV Fee Basis Amount”— The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ETH and Determination of NAV” in our Annual Report.

“OTCQX”— The OTCQX tier of OTC Markets Group Inc.

“Participant Agreement”— An agreement entered into by an Authorized Participant with the Sponsor that provides the procedures for the creation of Baskets and for the delivery of Ether required for Creation Baskets.

“Principal Market NAV”— The net asset value of the Trust determined on a GAAP basis. Prior to February 23, 2024, Principal Market NAV was referred to as NAV.

“SEC”— The U.S. Securities and Exchange Commission.

“Secondary Market”— Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX tier of the OTC Markets Group Inc.

“Securities Act”— The Securities Act of 1933, as amended.

“Shares”— Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Share Split”— A 9-for-1 Share split of the Trust’s issued and outstanding Shares, which was effective on December 17, 2020 to shareholders of record as of the close of business on December 14, 2020.

“Sponsor”— Grayscale Investments, LLC.

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

“Sponsor’s Fee”— A fee, payable in Ether, which accrues daily in U.S. dollars at an annual rate of 2.5% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.

“Transfer Agent”— Continental Stock Transfer & Trust Company, a Delaware corporation.

“Transfer Agent Fee”— Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Trust”— Grayscale Ethereum Trust (ETH), a Delaware statutory trust, formed on December 13, 2017 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”— The Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2, and No. 3 thereto and as the same may be amended from time to time.

“Trustee”— Delaware Trust Company (formerly known as CSC Trust Company of Delaware), a Delaware trust company, is the Delaware trustee of the Trust.

“U.S.”— United States.

“U.S. dollar” or “$”— United States dollar or dollars.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLC
as Sponsor of Grayscale Ethereum Trust (ETH)
By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
Member of the Board of Directors
and Chief Executive Officer
	Title:	(Principal Executive Officer)*
By:	/s/ Edward McGee
	Name:	Edward McGee
Member of the Board of Directors and Chief Financial Officer
	Title:	(Principal Financial Officer and Principal Accounting Officer)*

Date: May 3, 2024

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.