Form 10-Q
period 2024-06-30
Grayscale Ethereum Trust (ETH)
filed 2024-08-02
CIK 1725210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-42185

Grayscale Ethereum Trust (ETH)

SPONSORED BY GRAYSCALE INVESTMENTS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-6677805
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments, LLC

290 Harbor Drive, 4th Floor

Stamford, Connecticut 06902

(Address of Principal Executive Offices) (Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale Ethereum Trust (ETH) Shares	ETHE	NYSE Arca, Inc.

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

Number of Shares of the registrant outstanding as of July 29, 2024: 256,248,500

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2024	December 31, 2023
Assets:
Investment in Ether, at fair value (cost $1,229,367 and $1,244,746 as of June 30, 2024 and December 31, 2023, respectively)	$10,015,786	$6,758,054
Total assets	$10,015,786	$6,758,054
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$10,015,786	$6,758,054
Net Assets consists of:
Paid-in-capital	1,353,419	1,353,419
Accumulated net investment loss	(636,596)	(521,663)
Accumulated net realized gain on investment in Ether	512,544	412,990
Accumulated net change in unrealized appreciation on investment in Ether	8,786,419	5,513,308
	$10,015,786	$6,758,054
Shares issued and outstanding, no par value (unlimited Shares authorized)	310,158,500	310,158,500
Principal market net asset value per Share	$32.29	$21.79

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ether and percentages)

June 30, 2024
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	2,926,025.74278639	$1,229,367	$10,015,786	100%
Net assets		$1,229,367	$10,015,786	100%

December 31, 2023
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	2,962,629.50149940	$1,244,746	$6,758,054	100%
Net assets		$1,244,746	$6,758,054	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	61,440	34,879	114,933	64,517
Net investment loss	(61,440)	(34,879)	(114,933)	(64,517)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in Ether	53,774	26,999	99,554	48,793
Net change in unrealized appreciation on investment in Ether	(687,658)	264,140	3,273,111	2,144,409
Net realized and unrealized (loss) gain on investment	(633,884)	291,139	3,372,665	2,193,202
Net (decrease) increase in net assets resulting from operations	$(695,324)	$256,260	$3,257,732	$2,128,685

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Decrease) increase in net assets from operations:
Net investment loss	$(61,440)	$(34,879)	$(114,933)	$(64,517)
Net realized gain on investment in Ether	53,774	26,999	99,554	48,793
Net change in unrealized appreciation on investment in Ether	(687,658)	264,140	3,273,111	2,144,409
Net (decrease) increase in net assets resulting from operations	(695,324)	256,260	3,257,732	2,128,685
Increase in net assets from capital share transactions:
Shares issued	-	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-	-
Total (decrease) increase in net assets from operations and capital share transactions	(695,324)	256,260	3,257,732	2,128,685
Net assets:
Beginning of period	10,711,110	5,521,623	6,758,054	3,649,198
End of period	$10,015,786	$5,777,883	$10,015,786	$5,777,883
Change in Shares outstanding:
Shares outstanding at beginning of period	310,158,500	310,158,500	310,158,500	310,158,500
Shares issued	-	-	-	-
Net increase in Shares	-	-	-	-
Shares outstanding at end of period	310,158,500	310,158,500	310,158,500	310,158,500

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Ethereum Trust (ETH) (the “Trust”) is a Delaware Statutory Trust that was formed on December 13, 2017 and commenced operations on December 14, 2017. In general, the Trust holds Ethereum (“Ether”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 10,000 Shares as of June 30, 2024, referred to as “Baskets”) in exchange for Ether. As of June 30, 2024, the redemption of Shares was not contemplated and the Trust did not operate a redemption program. However, the Sponsor has since authorized the commencement of the Trust’s redemption program on July 22, 2024 in connection with the uplisting of the Shares to NYSE Arca. On May 23, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on July 23, 2024. As of the date of this Quarterly Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act. In addition, on June 12, 2024, the Sponsor and Delaware Trust Company, the trustee of the Trust, entered into the Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of June 12, 2024. The following notes to the unaudited financial statements have been prepared as of June 30, 2024. Please refer to the subsequent events discussed in Note 10 for changes to the Trust Agreement and for updates to the Trust and service providers effective July 23, 2024, upon the commencement of trading the Shares of the Trust on NYSE Arca.

The Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of Ether held by the Trust, less the Trust’s expenses and other liabilities. The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in Ether, in accordance with the terms of the Trust Agreement.

Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Ether and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right. On July 29, 2019, the Sponsor delivered to the Custodian, on behalf of the Trust, a notice stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. The Prime Broker Agreement provides that the Trust also will abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. Because the Sponsor has now committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent.

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust (BTC) (NYSE Arca: BTC), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust (ETH) (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale NEAR Trust (NEAR), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale

Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. The following investment products sponsored by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust (BTC), Grayscale Ethereum Mini Trust (ETH) (as of July 23, 2024), and Grayscale Bitcoin Mini Trust (BTC) (as of July 31, 2024). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or redeem Baskets. As of June 30, 2024, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, was the only Authorized Participant, and was party to a participant agreement with the Sponsor and the Trust. In connection with the uplisting of Shares of the Trust on July 23, 2024, the Trust engaged certain Authorized Participants and Liquidity Providers, and additional Authorized Participants and Liquidity Providers may be added at any time, subject to the discretion of the Sponsor. See Note 10. Subsequent Events, for more information.

The custodian of the Trust is Coinbase Custody Trust Company, LLC (the “Custodian”), a third-party service provider. The Custodian is responsible for safeguarding the Ether held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults.

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

On May 23, 2019, the Trust received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. Until July 22, 2024, the Trust’s trading symbol on OTCQX was “ETHE.” Shares of the Trust began trading on NYSE Arca on July 23, 2024. The Trust's trading symbol on NYSE Arca is “ETHE” and the CUSIP number for its Shares is 389638107.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2024 and December 31, 2023 and results of operations for the three and six months ended June 30, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 included in the Trust’s Annual Report on Form 10-K.

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

The Trust conducts its transactions in Ether, including receiving Ether for the creation of Shares and delivering Ether for the redemption of Shares and for the payment of the Sponsor’s Fee. As of June 30, 2024, the Trust was not accepting redemption requests from shareholders. Since its inception, the Trust has not held cash or cash equivalents.

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

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Ether for Share creations and the delivery of Ether for Share redemptions, or for payment of expenses in Ether. As of June 30, 2024, the Trust was not accepting redemption requests. However, the Sponsor has since authorized the commencement of the Trust’s redemption program on July 22, 2024 in connection with the uplisting of the Shares to NYSE Arca. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in Ether.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets
Investment in Ether	$10,015,786	$10,015,786	$-	$-
December 31, 2023
Assets
Investment in Ether	$6,758,054	$6,758,054	$-	$-

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

3. Fair Value of Ether

Ether is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2024 and December 31, 2023, the Trust held 2,926,025.74278639 and 2,962,629.50149940 Ether, respectively.

The Trust determined the fair value per Ether to be $3,423.00 and $2,281.10 on June 30, 2024 and December 31, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of Ether and the respective fair value:

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at January 1, 2023	3,037,631.42522860	$3,649,198
Ether contributed	-	-
Ether distributed for Sponsor’s Fee, related party	(75,001.92372920)	(134,484)
Net change in unrealized appreciation on investment in Ether	-	3,140,367
Net realized gain on investment in Ether	-	102,973
Balance at December 31, 2023	2,962,629.50149940	$6,758,054

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at January 1, 2024	2,962,629.50149940	$6,758,054
Ether contributed	-	-
Ether distributed for Sponsor’s Fee, related party	(36,603.75871301)	(114,933)
Net change in unrealized appreciation on investment in Ether	-	3,273,111
Net realized gain on investment in Ether	-	99,554
Balance at June 30, 2024	2,926,025.74278639	$10,015,786

4. Creations and Redemptions of Shares

At June 30, 2024 and December 31, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, as of July 22, 2024, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Ether to the Trust or the distribution of Ether by the Trust. As of June 30, 2024, the amount of Ether required for each creation Basket or redemption Basket was determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0094 and 0.0096 of one Ether at June 30, 2024 and December 31, 2023, respectively. The decrease in the amount of Ether represented by each Share is primarily a result of the periodic withdrawal of Ether to pay the Sponsor’s Fee.

The cost basis of investments in Ether recorded by the Trust is the fair value of Ether, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant, or Liquidity Provider, based on the creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant or Liquidity Provider may realize significant profits buying, selling, creating, and redeeming Shares as a result of changes in the value of Shares or Ether.

As of June 30, 2024, the Trust was not operating a redemption program and was not accepting redemption requests. On October 2, 2023, NYSE Arca filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Trust on NYSE Arca. On April 23, 2024, the Sponsor filed with the SEC a registration statement on Form S-3, as amended through July 18, 2024, to register the Shares of the Trust under the Securities Act of 1933. On May 23, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the Shares of the Trust on NYSE Arca as an exchange traded product and on July 22, 2024, the Sponsor authorized the commencement of a redemption program when the registration statement on Form S-3 was declared effective. Please refer to the subsequent events as discussed in Note 10 for additional details.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended June 30, 2024 and December 31, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2024 or December 31, 2023.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2024: DCG, Genesis, Grayscale and Grayscale Securities. As of June 30, 2024 and December 31, 2023, 6,858 and 12,277 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, daily in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2024 and December 31, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2024 and 2023.

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

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Vault Balance Ether in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such Ether into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such Ether in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

For the three months ended June 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $61,439,251 and $34,880,129, respectively. For the six months ended June 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $114,932,657 and $64,517,671, respectively. As of June 30, 2024 and December 31, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2024, DCG had not purchased any Shares of the Trust under this authorization.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$34.53	$17.80	$21.79	$11.77
Net increase in net assets from investment operations:
Net investment loss	(0.20)	(0.11)	(0.37)	(0.21)
Net realized and unrealized (loss) gain	(2.04)	0.94	10.87	7.07
Net (decrease) increase in net assets resulting from operations	(2.24)	0.83	10.50	6.86
Principal market net asset value, end of period	$32.29	$18.63	$32.29	$18.63
Total return	-6.49%	4.66%	48.19%	58.28%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

On July 8, 2024, the Sponsor of the Trust issued a press release announcing that its board of directors declared a pro rata distribution on the Shares of the Trust, pursuant to which each holder of Shares as of 4:00 PM ET on July 18, 2024 (the “Record Date,” and such holders, the “ETHE Record Holders”) was entitled to receive shares (the “ETH Shares”) of Grayscale Ethereum Mini Trust (ETH) (the “ETH Trust”), a Delaware statutory trust sponsored by the Sponsor, in connection with its previously announced initial creation and distribution of ETH Shares (such transactions collectively, the “Initial Distribution”), as described in a definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on July 18, 2024.

In the Initial Distribution, the Trust contributed approximately 10% of the Ether that it held as of 4:00 PM ET on the Record Date to the ETH Trust, and each ETHE Record Holder was entitled to receive ETH Shares pro rata based on a 1:1 ratio, such that for each one (1) ETHE Share held by an ETHE Record Holder, such ETHE Record Holder was entitled to receive one (1) ETH Share on the Distribution Date.

In connection therewith, on July 23, 2024, the Trust completed its previously announced pro rata distribution of 310,158,500 shares of the ETH Trust to shareholders of the Trust as of 4:00 PM ET on the Record Date and contributed to the ETH Trust an amount of Ether equal to approximately 10% of the total Ether held by the Trust as of the Record Date, equal to approximately 292,262.98913350 Ether, as consideration and in exchange for the issuance of shares of the ETH Trust.

On May 23, 2024, the SEC approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca to list the Shares of the Trust. Shares of the Trust began trading on NYSE Arca on July 23, 2024 (the “Uplisting Date”). On April 23, 2024, the Sponsor filed with the

SEC a registration statement on Form S-3, as amended through July 18, 2024, to register the Shares of the Trust under the Securities Act of 1933. The registration statement on Form S-3 was declared effective on July 22, 2024.

In connection with the above, the Sponsor authorized the commencement of a redemption program. Effective July 23, 2024, the Trust creates and redeems Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 10,000 Shares. The creation of a Basket requires the delivery to the Trust of the amount of Ether represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Trust of the amount of Ether represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

On May 8, 2024, the Sponsor of the Trust, and The Bank of New York Mellon (“BNY”) entered into a Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”) engaging BNY to serve as the transfer agent for the Trust (the “Transfer Agent”) effective as of the Uplisting Date. Under the Transfer Agency and Service Agreement, the Transfer Agent will provide the following services to the Trust and the Sponsor as of the Uplisting Date: (1) facilitate the issuance and redemption of shares of the Trust; (2) respond to correspondence by Trust shareholders and others relating to its duties; (3) maintain shareholder accounts; and (4) make periodic reports to the Trust. Fees paid to the Transfer Agent are a Sponsor-paid Expense. BNY also serves as the administrator for the Trust.

On May 22, 2024, the Sponsor and Continental Stock Transfer & Trust Company, a Delaware corporation (“Continental”), entered into a Co-Transfer Agency Agreement (the “Co-Transfer Agency Agreement”) engaging Continental to serve as a co-transfer agent for the Trust (the “Co-Transfer Agent”). In connection with the entry into the Transfer Agency and Services Agreement with BNY and the Co-Transfer Agency Agreement with Continental, the Sponsor and Continental agreed to terminate, as of the Uplisting Date, the transfer agency and services agreement, dated December 12, 2017, among the Sponsor, the Trust and Continental, pursuant to which Continental served as transfer agent for the Trust. As a result, effective as of the Uplisting Date, Continental will no longer act as the transfer agent for the Trust but will continue to serve as the Co-Transfer Agent.

On May 22, 2024, the Trust, the Sponsor and Coinbase, Inc., the prime broker of the Trust (“Coinbase” or the “Prime Broker”), on behalf of itself and as agent for Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Custodian”) and Coinbase Credit, Inc. (“Coinbase Credit” and, collectively with Coinbase and Coinbase Custody, the “Coinbase Entities”), entered into the Coinbase Prime Broker Agreement governing the Trust’s and the Sponsor’s use of the custodial and prime broker services provided by the Custodian and the Prime Broker. The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Ether which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Prime Broker Agreement became effective as of the Uplisting Date.

On or after July 22, 2024, the Sponsor on behalf of the Trust and the Transfer Agent entered into Participant Agreements with a number of unaffiliated Authorized Participants in connection with the approval of NYSE Arca’s application under Rule 19b-4 of the Exchange Act.

The Sponsor, on behalf of the Trust, is party to a marketing agent agreement dated May 14, 2024 (the “Marketing Agent Agreement”) with Foreside Fund Services, LLC (the “Marketing Agent”). Effective July 22, 2024, under the Marketing Agent Agreement, the Marketing Agent will provide the following services to the Sponsor: (i) assist the Sponsor in facilitating Participation Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement. The Sponsor will pay the Marketing Agent an annual fee, as well as certain out-of-pocket fees and expenses of the Marketing Agent incurred in connection with its assistance in the marketing of the Trust and its Shares.

In connection with the entry into the Participant Agreements referred to above, as of July 22, 2024, the Sponsor amended, solely, with respect to the Trust, the Participant Agreement, dated as of October 3, 2022, between the Sponsor and Grayscale Securities, to remove the Trust as an entity covered by the Agreement. Effective July 23, 2024, Grayscale Securities no longer serves as Authorized Participant of the Trust.

As of the close of business on July 29, 2024, the fair value of Ether determined in accordance with the Trust’s accounting policy was $3,309.80 per Ether.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. As of June 30, 2024, the Trust holds Ether and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Ether. On July 22, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 and the effectiveness of the registration statement on Form S-3, as amended, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on July 23, 2024. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Ether. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of Ether held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Ether, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Ether. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Historically, and as of June 30, 2024, the Trust had not met its investment objective and, prior to their uplisting to NYSE Arca on July 22, 2024, the Shares quoted on OTCQX have not reflected the value of Ether held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial, although the Sponsor has observed that the Trust has begun to meet its investment objective more closely following the uplisting of the Shares to NYSE Arca. The Trust is not managed like a business corporation or an active investment vehicle.

Recent Developments

The ETH Trust Distribution

On July 23, 2024, the Trust completed its previously announced pro rata distribution of 310,158,500 shares of Grayscale Ethereum Mini Trust (ETH) (the “ETH Trust”) to shareholders of the Trust as of July 18, 2024 (the “Record Date”), as described in the Trust’s definitive information statement on Schedule 14C, filed with the SEC on July 18, 2024 (referred to as the “Initial Distribution”). In connection therewith, on July 23, 2024, the Trust contributed to the ETH Trust an amount of Ether equal to 10% of the total Ether held by the Trust as of the Record Date, equal to approximately 292,262.98913350 Ether, as consideration and in exchange for the issuance of shares of the ETH Trust.

Subject to the limitations and qualifications set forth in the Trust’s definitive information statement on Schedule 14C, filed with the SEC on July 18, 2024 (including with respect to the qualification of both the Trust and the ETH Trust as grantor trusts for U.S. federal income tax purposes and the proper allocation of existing tax basis between Shares of the Trust and shares of the ETH Trust), it is expected that neither the Trust nor any beneficial owner of the Shares will recognize any gain or loss for U.S. federal income tax purposes as a result of the Initial Distribution. Accordingly, it is expected that neither the Trust’s contribution of Ether to the ETH Trust nor the Trust’s distribution of shares in the ETH Trust to shareholders as of 4:00 PM ET on the Record Date will be reported to any beneficial owner of Shares (or to any intermediary holding Shares) as giving rise to income, gain, loss, deduction, credit or proceeds. Any beneficial owner of Shares who receives shares of the ETH Trust in the Initial Distribution, and any intermediary holding Shares of the Trust or shares of the ETH Trust, should consult their own tax advisor regarding the U.S. federal income tax consequences of the Initial Distribution, including the proper allocation of existing tax basis between Shares of the Trust and shares of the ETH Trust. Please refer to the Trust’s definitive information statement on Schedule 14C, filed with the SEC on July 18, 2024, for more information, including other U.S. federal income tax considerations relating to the Initial Distribution and ownership of shares of the ETH Trust.

Listing on NYSE Arca

On May 23, 2024, the SEC approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended, by NYSE Arca to list the Shares of the Trust. Shares of the Trust began trading on NYSE Arca on July 23, 2024, under the ticker symbol

“ETHE.” Shares of the Grayscale Ethereum Mini Trust (ETH) also began trading on NYSE Arca on July 23, 2024, under the ticker symbol “ETH.”

Commencement of Redemption Program

In connection with the uplisting of the Shares, the Sponsor authorized the commencement of the Trust’s redemption program in reliance on Regulation M exemptive relief available to similarly situated commodity-based exchange traded products.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Ether for Share creations and the delivery of Ether for Share redemptions or for payment of expenses in Ether. As of June 30, 2024, the Trust was not accepting redemption requests. However, the Sponsor has since authorized the commencement of the Trust’s redemption program on July 22, 2024 in connection with the uplisting of the Shares to NYSE Arca. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in Ether.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Ether and price of Ether amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net realized and unrealized (loss) gain on investment in Ether	$(633,884)	$291,139	$3,372,665	$2,193,202
Net (decrease) increase in net assets resulting from operations	$(695,324)	$256,260	$3,257,732	$2,128,685
Net assets(1)	$10,015,786	$5,777,883	$10,015,786	$5,777,883

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Ether on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in Ether for the three months ended June 30, 2024 was ($633,884), which includes a realized gain of $53,774 on the transfer of Ether to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in Ether of ($687,658). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $3,637.95 per Ether as of March 31, 2024, to $3,423.00 per Ether as of June 30, 2024. Net decrease in net assets resulting from operations was ($695,324) for the three months ended June 30, 2024, which consisted of the net realized and unrealized loss on investment in Ether, plus the Sponsor’s Fee of $61,440. Net assets decreased to $10,015,786 at June 30, 2024, a 6% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation and the withdrawal of approximately 18,245 Ether to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Ether for the three months ended June 30, 2023 was $291,139, which includes a realized gain of $26,999 on the transfer of Ether to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Ether of $264,140. Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $1,828.98 per Ether as of March 31, 2023, to $1,925.83 per Ether as of June 30, 2023. Net increase in net assets resulting from operations was $256,260 for the three months ended June 30, 2023, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $34,879. Net assets increased to $5,777,883 at June 30, 2023, a 5% increase for the three-month period. The increase in net assets resulted from the aforementioned Ether price appreciation, partially offset by the withdrawal of approximately 18,759 Ether to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Ether for the six months ended June 30, 2024 was $3,372,665, which includes a realized gain of $99,554 on the transfer of Ether to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Ether of $3,273,111. Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $2,281.10 per Ether as of December 31, 2023, to $3,423.00 per Ether as of June 30, 2024. Net increase in net assets resulting from operations was $3,257,732 for the six months ended June 30, 2024, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $114,933. Net assets increased to $10,015,786 at June 30, 2024, a 48% increase for the six-month period. The increase in net assets resulted from the aforementioned Ether price appreciation, partially offset by the withdrawal of approximately 36,604 Ether to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Ether for the six months ended June 30, 2023 was $2,193,202, which includes a realized gain of $48,793 on the transfer of Ether to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Ether of $2,144,409. Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $1,201.33 per Ether as of December 31, 2022, to $1,925.83 per Ether as of June 30, 2023. Net increase in net assets resulting from operations was $2,128,685 for the six months ended June 30, 2023, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $64,517. Net assets increased to $5,777,883 at June 30, 2023, a 58% increase for the six-month period. The increase in net assets resulted from the aforementioned Ether price appreciation, partially offset by the withdrawal of approximately 37,427 Ether to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling Ether in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of Ether needed to pay expenses in order to minimize the Trust’s holdings of assets other than Ether. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(All Ether balances are rounded to the nearest whole Ether)
Ether:
Opening balance	2,944,271	3,018,963	2,962,630	3,037,631
Creations	-	-	-	-
Sponsor’s Fee, related party	(18,245)	(18,759)	(36,604)	(37,427)
Closing balance	2,926,026	3,000,204	2,926,026	3,000,204
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	2,926,026	3,000,204	2,926,026	3,000,204
Number of Shares:
Opening balance	310,158,500	310,158,500	310,158,500	310,158,500
Creations	-	-	-	-
Closing balance	310,158,500	310,158,500	310,158,500	310,158,500

	As of June 30,
	2024	2023
Price of Ether on principal market(1)	$3,423.00	$1,925.83
Principal Market NAV per Share(2)	$32.29	$18.63
Index Price(3)	$3,423.17	$1,927.13
NAV per Share(3)	$32.29	$18.64

(1)
The Trust performed an assessment of the principal market at June 30, 2024 and 2023, and identified the principal market as Coinbase.
(2)
As of June 30, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of Ether based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of June 30, 2024 were Coinbase, Kraken, LMAX Digital and Crypto.com. The Digital Asset Trading Platforms included in the Index as of June 30, 2023 were Coinbase, Kraken and LMAX Digital. See “Item 1. Business—Valuation of ETH and Determination of NAV” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

For accounting purposes as of June 30, 2024, the Trust reflects creations and the Ether receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of Ether is received. On July 22, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 and the effectiveness of the registration statement on Form S-3, as amended, the Sponsor authorized the commencement of a redemption program. Effective July 23, 2024, the date on which the Shares of the Trust began trading on NYSE Arca, the Trust reflects creations and redemptions and the Ether for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the business day following the receipt of a notification of a creation or redemption order by an Authorized Participant. Creation and redemption orders can be settled on T+1 or T+2, as established at the time of order placement, therefore the Ether for proceeds receivable or payable with respect to such creations and redemptions, respectively, will be recorded as a receivable or payable until the Ether are delivered or removed from the Trust for settlement.

As of June 30, 2024, the Trust had a net closing balance with a value of $10,016,283,542, based on the Index Price (non-GAAP methodology). As of June 30, 2024, the Trust had a total market value of $10,015,786,118, based on the Digital Asset Market price of Ether on the Trust’s principal market (Coinbase).

As of June 30, 2023, the Trust had a net closing balance with a value of $5,781,783,736, based on the Index Price (non-GAAP methodology). As of June 30, 2023, the Trust had a total market value of $5,777,883,471, based on the Digital Asset Market price of Ether on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 to June 30, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from July 1, 2019 to June 30, 2024. During such period, the Index Price has ranged from $109.83 to $4,776.32, with the straight average being $1,703.32 through June 30, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2020	$190.49	$310.45	7/8/2019	$109.83	3/16/2020	$225.16	$225.16
Twelve months ended June 30, 2021	$1,236.03	$4,090.65	5/12/2021	$225.27	7/5/2020	$2,243.96	$2,243.96
Twelve months ended June 30, 2022	$3,028.51	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,018.72	$1,018.72
Twelve months ended June 30, 2023	$1,565.15	$2,116.13	4/16/2023	$1,041.28	7/12/2022	$1,927.13	$1,927.13
Twelve months ended June 30, 2024	$2,498.38	$4,033.10	3/11/2024	$1,531.25	10/12/2023	$3,423.17	$3,371.40
July 1, 2019 to June 30, 2024	$1,703.32	$4,776.32	11/9/2021	$109.83	3/16/2020	$3,423.17	$3,371.40

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Trust’s principal market, from July 1, 2019 to June 30, 2024. During such period, the price of Ether has ranged from $110.29 to $4,776.95, with the straight average being $1,703.36 through June 30, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2020	$190.50	$310.47	7/8/2019	$110.29	3/16/2020	$224.96	$224.96
Twelve months ended June 30, 2021	$1,236.12	$4,089.92	5/12/2021	$225.27	7/5/2020	$2,243.98	$2,243.98
Twelve months ended June 30, 2022	$3,028.54	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,019.72	$1,019.72
Twelve months ended June 30, 2023	$1,565.23	$2,116.20	4/16/2023	$1,040.35	7/12/2022	$1,925.83	$1,925.83
Twelve months ended June 30, 2024	$2,498.36	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$3,423.00	$3,371.60
July 1, 2019 to June 30, 2024	$1,703.36	$4,776.95	11/9/2021	$110.29	3/16/2020	$3,423.00	$3,371.60

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from June 20, 2019 to June 30, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from June 20, 2019 to June 30, 2024.

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Trust (ETH) (OTCQX: ETHE) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2024:

Period	(a) Total Number of Shares of ETHE Purchased	(b) Average Price Paid per Share of ETHE	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2024 - April 30, 2024	-	$-	-	$200.0
May 1, 2024 - May 31, 2024	-	-	-	200.0
June 1, 2024 - June 30, 2024	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through July 29, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1	Second Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on June 12, 2024).

31.1

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

32.1

Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

“Additional Trust Expenses”—Together, any expenses incurred by the Trust in addition to the Sponsor’s Fee that are not Sponsor-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”— The Bank of New York Mellon, a New York corporation authorized to do a banking business.

“Administrator Fee”—The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders (to the extent In-Kind Regulatory Approval is obtained).

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation or redemption of Shares. Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent. Subject to In-Kind Regulatory Approval, in the future any Authorized Participants creating and redeeming Shares through In-Kind Orders must also own, or their AP Designee (as defined above) must own, a Ether wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

“Basket”—A block of 10,000 Shares.

“Basket Amount”—On any trade date, the amount of Ether required as of such trade date for the creation or redemption of a Basket, as determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Ether (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

“Basket NAV”— The U.S. dollar value of a Basket calculated by multiplying the Basket Amount by the Index Price as of the trade date.

“Blockchain” or “Ethereum Blockchain”—The public transaction ledger of the Ethereum Network on which transactions in Ether are recorded.

“Cash Account”— The account maintained by the Transfer Agent for purposes of receiving cash from, and distributing cash to, Authorized Participants in connection with creations and redemptions pursuant to Cash Orders. For the avoidance of doubt, the Trust shall have no interest (beneficial, equitable or otherwise) in the Cash Account or any cash held therein.

“Cash Order”— An order for the creation or redemption of Shares pursuant to procedures facilitated by the Transfer Agent and pursuant to which a Liquidity Provider is engaged to facilitate the purchase or sale of Ether.

“Creation Basket”—Basket of Shares issued by the Trust in exchange for deposits of the Basket Amount required for each such Creation Basket.

“Coinbase Credit”—Coinbase Credit, Inc.

“Creation Basket”—Basket of Shares issued by the Trust in exchange for deposits of the Basket Amount required for each such Creation Basket.

“Creation Time”—With respect to the creation of any Shares by the Trust, the time at which the Trust creates such Shares.

“Custodial and Prime Broker Services”—The services of the Custodian and the Prime Broker that provide for: (i) holding of the Trust’s Ether in the Vault Balance and the Settlement Balance; (ii) transfer of the Trust’s Ether between the relevant Vault Balance and the Settlement Balance; (iii) the deposit of Ether from a public blockchain address into the respective account or accounts in which the Vault Balance or the Settlement Balance are maintained; and (iv) the withdrawal of Ether from the Vault Balance to a public blockchain address the Trust controls.

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

“Digital Asset Trading Platform”—An electronic marketplace where trading platform participants may trade, buy and sell Ether based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”—The global trading platform market for the trading of Ether, which consists of transactions on electronic Digital Asset Trading Platforms.

“DSTA”—The Delaware Statutory Trust Act, as amended.

“DTC”—The Depository Trust Company. DTC is a limited purpose trust company organized under New York law, a member of the U.S. Federal Reserve System and a clearing agency registered with the SEC. DTC will act as the securities depository for the Shares.

“Ether”—Ethereum tokens, which are a type of digital asset based on an open source cryptographic protocol existing on the Ethereum Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Ethereum Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Ethereum Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Ethereum Network. See “Item 1. Business—Overview of the ETH Industry and Market” in our Annual Report.

“ETH Trust”—Grayscale Ethereum Mini Trust (ETH).

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

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of the Sponsor, which served as the Authorized Participant from October 3, 2022 through July 22, 2024.

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

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“In-Kind Order”—An order for the creation or redemption of Shares pursuant to which the Authorized Participant (or its AP Designee) will deliver or receive Ether directly from the Trust’s Vault Balance. Because In-Kind Regulatory Approval has not been obtained, at this time Shares will not be created or redeemed through In-Kind Orders.

“In-Kind Regulatory Approval”—The necessary regulatory approval to permit NYSE Arca to list the Shares of the Trust utilizing a structure that allows the Trust to create and redeem Shares via in-kind transactions with Authorized Participants or their AP Designees in exchange for Ether. In common with other spot Ether exchange-traded products, the Trust is not at this time able to create and redeem shares via in-kind transactions with Authorized Participants, and there has yet to be definitive regulatory guidance on whether and how registered broker-dealers can hold and deal in Ether in compliance with the federal securities laws. To the extent further regulatory clarity emerges, the Sponsor expects NYSE Arca to seek the necessary regulatory approval to amend its listing rules to permit the Trust to create and redeem Shares through In-Kind Orders. There can be no assurance as to when such regulatory clarity will emerge, or when NYSE Arca will seek or obtain such regulatory approval, if at all.

“Liquidity Engager”—Grayscale Investments, LLC, acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of Ether in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which Grayscale Investments, LLC, acting in its capacity as the Liquidity Engager, will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of ETH and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with GAAP. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term Ether Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ETH and Determination of NAV” in our Annual Report. For purposes of the Trust Agreement, the term Ether Holdings Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

“NYSE Arca”—NYSE Arca, Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent that provides the procedures for the creation and redemption of Baskets via a Liquidity Provider.

“Prime Broker”—Coinbase, Inc.

“Prime Broker Agreement”—The Prime Broker Agreement, dated as of May 22, 2024, by and among the Trust, the Sponsor and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit, that governs the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker.

“Principal Market NAV”— The net asset value of the Trust determined on a GAAP basis. Prior to February 23, 2024, Principal Market NAV was referred to as NAV.

“Record Date”—July 18, 2024.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca.

“Securities Act”—The Securities Act of 1933, as amended.

“Settlement Balance”—An account controlled and maintained by the Custodian to which cash and digital assets of the Trust are credited on the Trust’s behalf.

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

“Sponsor’s Fee”—A fee, payable in Ether, which accrues daily in U.S. dollars at an annual rate of 2.5% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.

“Total Basket Amount”—With respect to any creation or redemption order, the applicable Basket Amount multiplied by the number of Baskets being created or redeemed.

“Total Basket NAV”—The applicable Basket NAV Amount multiplied by the number of Baskets being created or redeemed.

“Transfer Agency and Service Agreement”—The agreement between the Sponsor and the Transfer Agent which sets forth the obligations and responsibilities of the Transfer Agent with respect to transfer agency services and related matters.

“Transfer Agent”—The Bank of New York Mellon, a New York corporation authorized to do a banking business.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Trust”—Grayscale Ethereum Trust (ETH), a Delaware statutory trust, formed on December 13, 2017 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”—The Second Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as the same may be amended from time to time.

“Trustee”—Delaware Trust Company (formerly known as CSC Trust Company of Delaware), a Delaware trust company, is the Delaware trustee of the Trust.

“Uplisting Date”—July 23, 2024.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“Vault Balance”—A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s Ether on the Trust’s behalf.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLC as Sponsor of Grayscale Ethereum Trust (ETH)

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)*

Date: August 2, 2024

* The Registrant is a Trust and the person is signing in their capacity as an officer or director of Grayscale Investments, LLC the Sponsor of the Registrant.