Form 10-Q
period 2024-09-30
Grayscale Ethereum Trust (ETH)
filed 2024-11-01
CIK 1725210

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of Shares of the registrant outstanding as of October 28, 2024: 189,628,500

Grayscale® ETHEREUM Trust (ETH)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Ethereum Trust (ETH) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 31.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2024	December 31, 2023
Assets:
Investment in Ether, at fair value (cost $701,167 and $1,244,746 as of September 30, 2024 and December 31, 2023, respectively)	$4,329,796	$6,758,054
Total assets	$4,329,796	$6,758,054
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$4,329,796	$6,758,054
Shares issued and outstanding, no par value (unlimited Shares authorized)	197,798,500	310,158,500
Principal market net asset value per Share	$21.89	$21.79

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ether and percentages)

September 30, 2024
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	1,668,881.33227926	$701,167	$4,329,796	100%
Total Investment		$701,167	$4,329,796	100%
Net assets		$701,167	$4,329,796	100%

December 31, 2023
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	2,962,629.50149940	$1,244,746	$6,758,054	100%
Net assets		$1,244,746	$6,758,054	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	38,003	33,146	152,936	97,663
Net investment loss	(38,003)	(33,146)	(152,936)	(97,663)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in Ether sold to pay expenses	32,416	25,228	131,970	74,021
Net realized gain on investment in Ether sold for redemption of Shares	2,459,785	-	2,459,785	-
Net realized gain on investment in Ether sold for Initial Distribution (Return of Capital)(1)	888,140	-	888,140	-
Net change in unrealized appreciation on investment in Ether	(5,157,790)	(762,834)	(1,884,679)	1,381,575
Net realized and unrealized (loss) gain on investment	(1,777,449)	(737,606)	1,595,216	1,455,596
Net (decrease) increase in net assets resulting from operations	$(1,815,452)	$(770,752)	$1,442,280	$1,357,933
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust (ETH), completed on July 23, 2024, as discussed in Note 4.

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Decrease) increase in net assets from operations:
Net investment loss	$(38,003)	$(33,146)	$(152,936)	$(97,663)
Net realized gain on investment in Ether sold to pay expenses	32,416	25,228	131,970	74,021
Net realized gain on investment in Ether sold for redemption of Shares	2,459,785	-	2,459,785	-
Net realized gain on investment in Ether sold for Initial Distribution (Return of Capital)(1)	888,140	-	888,140	-
Net change in unrealized appreciation on investment in Ether	(5,157,790)	(762,834)	(1,884,679)	1,381,575
Net (decrease) increase in net assets resulting from operations	(1,815,452)	(770,752)	1,442,280	1,357,933
Decrease in net assets from capital share transactions:
Shares issued	-	-	-	-
Shares redeemed	(2,859,603)	-	(2,859,603)	-
Return of Capital(1)	(1,010,935)		(1,010,935)
Net decrease in net assets resulting from capital share transactions	(3,870,538)	-	(3,870,538)	-
Total (decrease) increase in net assets from operations and capital share transactions	(5,685,990)	(770,752)	(2,428,258)	1,357,933
Net assets:
Beginning of period	10,015,786	5,777,883	6,758,054	3,649,198
End of period	$4,329,796	$5,007,131	$4,329,796	$5,007,131
Change in Shares outstanding:
Shares outstanding at beginning of period	310,158,500	310,158,500	310,158,500	310,158,500
Shares issued	-	-	-	-
Shares redeemed	(112,360,000)	-	(112,360,000)	-
Net decrease in Shares	(112,360,000)	-	(112,360,000)	-
Shares outstanding at end of period	197,798,500	310,158,500	197,798,500	310,158,500
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust (ETH), completed on July 23, 2024, as discussed in Note 4.

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

Nine Months Ended September 30, 2024(1)
Cash provided by operating activities
Net increase in net assets resulting from operations	$1,442,280
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Ether	-
Proceeds from Ether sold to pay redemptions and expenses	3,012,539
Net realized (gain) loss	(3,479,895)
Net decrease in unrealized appreciation on investment in Ether	1,884,679
Change in operating assets and liabilities:
Sponsor’s Fee payable	-
Net cash provided by operating activities	$2,859,603

Cash used in financing activities
Proceeds from issuance of capital shares	$-
Payments for capital shares redeemed	(2,859,603)
Net cash used in financing activities	$(2,859,603)

Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

Supplemental disclosure of noncash operating activities
Transfer of Ether to pay for Sponsor’s Fee	$152,936
Supplemental disclosure of noncash financing activities
Transfer of Ether used for Initial Distribution (Return of Capital)(2)	$1,010,935
(1)
No comparative financial statements have been provided, as the Trust did not hold any cash or cash equivalents prior to the Uplisting Date.
(2)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust (ETH), completed on July 23, 2024, as discussed in Note 4.

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST (ETH)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Ethereum Trust (ETH) (the “Trust”) is a Delaware Statutory Trust that was formed on December 13, 2017 and commenced operations on December 14, 2017. In general, the Trust holds Ethereum tokens (“Ether”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) in exchange for Ether. Prior to July 23, 2024, the Trust did not operate a redemption program. On May 23, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on July 23, 2024 (the “Uplisting Date”), following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-278880). As of the date of this Quarterly Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act. On July 22, 2024, in connection with the approval of the 19b-4 Application on May 23, 2024 and the effectiveness of the registration statement on Form S-3, as amended, the Sponsor authorized the commencement of a redemption program. Effective July 23, 2024, the Trust creates and redeems Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole “Baskets.” A Basket equals 10,000 Shares. The creation of a Basket requires the delivery to the Trust of the amount of Ether represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Trust of the amount of Ether represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

The Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of Ether held by the Trust, less the Trust’s expenses and other liabilities. The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in Ether, in accordance with the terms of the Trust Agreement.

Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Ether and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right. On July 29, 2019, the Sponsor delivered to the Custodian (as defined below), on behalf of the Trust, a notice stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. On May 23, 2024, the Trust delivered a supplemental notice to the Prime Broker, the Custodian and Coinbase Credit, Inc. providing that the Trust also will abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust redeems Shares, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. Because the Sponsor has now committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent.

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Aave Trust (AAVE), Grayscale Avalanche Trust (AVAX), Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust (BTC) (NYSE Arca: BTC), Grayscale Bittensor Trust (TAO), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust (ETH) (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTC Markets: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale MakerDao Trust (MKR), Grayscale NEAR Trust (NEAR), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Sui Trust (SUI), Grayscale XRP Trust, Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex

Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Prior to July 23, 2024, shares of the Trust were also registered pursuant to Section 12(g) of the Exchange Act. The following investment products sponsored by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust (BTC), Grayscale Ethereum Mini Trust (ETH), and Grayscale Bitcoin Mini Trust (BTC). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, was the only Authorized Participant from October 3, 2022 through July 21, 2024. On or after July 22, 2024, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with a number of unaffiliated Authorized Participants in connection with the approval of NYSE Arca’s application under Rule 19b-4 of the Exchange Act, and the Trust has also since engaged other Authorized Participants. In connection with the entry into the Participant Agreements, as of July 22, 2024, the Sponsor amended, solely, with respect to the Trust, the Participant Agreement, dated as of October 3, 2022, between the Sponsor and Grayscale Securities, to remove the Trust as an entity covered by the Agreement. Effective July 22, 2024, Grayscale Securities no longer serves as Authorized Participant of the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

Liquidity Providers facilitate the purchase and sale of Ether in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which Grayscale Investments, LLC, acting in its capacity as the “Liquidity Engager,” will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

Effective July 23, 2024, the Trust, the Sponsor and Coinbase, Inc., the prime broker of the Trust (“Coinbase” or the “Prime Broker”), on behalf of itself and as agent for Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Custodian”) and Coinbase Credit, Inc. (“Coinbase Credit” and, collectively with Coinbase and Coinbase Custody, the “Coinbase Entities”), entered into the Coinbase Prime Broker Agreement governing the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker. The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Ether which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the Ether held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults.

Effective July 23, 2024, the transfer agent for the Trust (the “Transfer Agent”) is The Bank of New York Mellon. The responsibilities of the Transfer Agent are to (1) facilitate the issuance and redemption of shares of the Trust; (2) respond to correspondence by Trust shareholders and others relating to its duties; (3) maintain shareholder accounts; and (4) make periodic reports to the Trust. Effective July 23, 2024, the co-transfer agent for the Trust (the “Co-Transfer Agent”) is Continental Stock Transfer & Trust Company.

The administrator for the Trust (the “Administrator”) is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing provides administration and accounting services to the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

The marketing agent for the Trust (the “Marketing Agent”) is Foreside Fund Services, LLC. Effective July 22, 2024, the Marketing Agent provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participation Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records.

On May 23, 2019, the Trust received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. Until July 22, 2024, the Trust’s trading symbol on OTCQX was “ETHE.” On May 23, 2024, the SEC approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca to list the Shares of the Trust. Shares of the Trust began trading on NYSE Arca on July 23, 2024, following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-278880). The Trust’s trading symbol on NYSE Arca is “ETHE” and the CUSIP number for its Shares is 389638107.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2024 and December 31, 2023 and results of operations for the three and nine months ended September 30, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 included in the Trust’s Annual Report on Form 10-K.

Certain prior period information has been updated to conform to the current period financial statement presentation without a material change to the Statements of Assets and Liabilities. The presentation update has no effect on the Trust’s financial position as previously reported.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for Ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in Ether, including receiving Ether for the creation of Shares and delivering Ether for the redemption of Shares and for the payment of the Sponsor’s Fee.

Cash and Cash Equivalents

Generally, the Trust does not intend to hold cash, except in connection with cash orders for creations or redemptions of Baskets. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Ether in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Ether is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

U.S. GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets
Investment in Ether	$4,329,796	$4,329,796	$-	$-
December 31, 2023
Assets
Investment in Ether	$6,758,054	$6,758,054	$-	$-

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

3. Fair Value of Ether

Ether is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2024 and December 31, 2023, the Trust held 1,668,881.33227926 and 2,962,629.50149940 Ether, respectively.

The Trust determined the fair value per Ether to be $2,594.43 and $2,281.10 on September 30, 2024 and December 31, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of Ether and the respective fair value:

(Amounts in thousands, except Ether amounts)	Ether	Fair Value
Balance at January 1, 2023	3,037,631.42522860	$3,649,198
Ether contributed	-	-
Ether distributed for Sponsor’s Fee, related party	(75,001.92372920)	(134,484)
Net change in unrealized appreciation on investment in Ether	-	3,140,367
Net realized gain on investment in Ether	-	102,973
Balance at December 31, 2023	2,962,629.50149940	$6,758,054

(Amounts in thousands, except Ether amounts)	Ether	Fair Value
Balance at January 1, 2024	2,962,629.50149940	$6,758,054
Ether contributed	-	-
Ether redeemed	(951,614.32187528)	(2,859,603)
Ether distributed for Initial Distribution (Return of Capital)(1)	(292,262.98913350)	(1,010,935)
Ether distributed for Sponsor’s Fee, related party	(49,870.85821136)	(152,936)
Net change in unrealized appreciation on investment in Ether	-	(1,884,679)
Net realized gain on investment in Ether sold to pay expenses	-	131,970
Net realized gain on investment in Ether sold for redemption of Shares	-	2,459,785
Net realized gain on investment in Ether sold for Return of Capital(1)	-	888,140
Balance at September 30, 2024	1,668,881.33227926	$4,329,796
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust (ETH), completed on July 23, 2024, as discussed in Note 4.

4. The Initial Distribution to the Grayscale Ethereum Mini Trust (ETH)

On July 8, 2024, the Sponsor of the Trust issued a press release announcing that the Sponsor, at the direction of its board of directors, declared a pro rata distribution on the Shares of the Trust, pursuant to which each holder of Shares as of 4:00 PM ET on July 18, 2024 (the “Record Date,” and such holders, the “ETHE Record Holders”) was entitled to receive shares (the “ETH Shares”) of Grayscale Ethereum Mini Trust (ETH) (the “ETH Trust”), a Delaware statutory trust sponsored by the Sponsor, in connection with its previously announced initial creation and distribution of ETH Shares (such transactions collectively, the “Initial Distribution”), as described in a definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on July 18, 2024.

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

In connection therewith, on July 23, 2024, the Trust completed its previously announced pro rata distribution of 310,158,500 shares of the ETH Trust to shareholders of the Trust as of 4:00 PM ET on the Record Date and contributed to the ETH Trust an amount of Ether equal to approximately 10% of the total Ether held by the Trust as of the Record Date, equal to 292,262.98913350 Ether, with a value of $1,010,934,757, as consideration and in exchange for 310,158,500 shares of the ETH Trust at $3.26 per share.

For the three months ended September 30, 2024, the Trust recognized a gain of $888,140,738 in connection with the Initial Distribution, which is included in net realized gain on investment in Ether sold for redemption of Shares on the Statement of Operations. It is expected that neither the Trust nor any beneficial owner of the Shares will recognize any gain or loss for U.S. federal income tax purposes as a result of the Initial Distribution.

5. Creations and Redemptions of Shares

At September 30, 2024 and December 31, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Ether to the Trust or the distribution of Ether by the Trust. The amount of Ether required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0084 and 0.0096 of one Ether at September 30, 2024 and December 31, 2023, respectively. The decrease in the amount of Ether represented by each Share is primarily a result of the Initial Distribution and periodic withdrawal of Ether to pay the Sponsor’s Fee.

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

On October 2, 2023, NYSE Arca filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Trust on NYSE Arca. On April 23, 2024, the Sponsor filed with the SEC a registration statement on Form S-3, as amended through July 18, 2024, to register the Shares of the Trust under the Securities Act of 1933. On May 23, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the Shares of the Trust on NYSE Arca as an exchange-traded product and on July 22, 2024, the Sponsor authorized the commencement of a redemption program once the registration statement on Form S-3, as amended, was declared effective.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Activity in Number of Shares Issued and Redeemed:
Shares issued	-	-	-	-
Shares redeemed	(112,360,000)	-	(112,360,000)	-
Net Change in Number of Shares Issued and Redeemed	(112,360,000)	-	(112,360,000)	-

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Activity in Value of Shares Issued and Redeemed:
Shares issued	$-	$-	$-	$-
Shares redeemed	(2,859,603)	-	(2,859,603)	-
Return of Capital(1)	(1,010,935)	-	(1,010,935)	-
Net Change in Value of Shares Issued and Redeemed	$(3,870,538)	$-	$(3,870,538)	$-
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust (ETH), completed on July 23, 2024, as discussed in Note 4.

Ether receivable represents the value of Ether covered by contractually binding orders for the creation of Shares where the Ether has not yet been transferred to the Trust’s account. Generally, ownership of the Ether is transferred within no more than two business days of the trade date.

	As of September 30,
(Amounts in thousands)	2024	2023
Ether receivable	$-	$-

Ether payable represents the value of Ether covered by contractually binding orders for the redemption of Shares where the Ether has not yet been transferred out of the Trust’s account. Generally, ownership of the Ether is transferred within no more than two business days of the trade date.

	As of September 30,
(Amounts in thousands)	2024	2023
Ether payable	$-	$-

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended September 30, 2024 and December 31, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2024 or December 31, 2023.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2024: DCG, Grayscale and Grayscale Securities. As of September 30, 2024 and December 31, 2023, 5,858 and 12,277 Shares of the Trust were held by related parties of the Trust, respectively.

Genesis Global Trading, Inc. filed a certificate of dissolution during the three months ended September 30, 2024, and has therefore been removed from the list of related parties.

The Sponsor’s indirect parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, daily in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2024 and December 31, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2024 and 2023.

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

For the three months ended September 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $38,003,478 and $33,146,660, respectively. For the nine months ended September 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $152,936,135 and $97,664,331, respectively. As of September 30, 2024 and December 31, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 30, 2024, DCG had not purchased any Shares of the Trust under this authorization.

As previously described in Note 4, on July 23, 2024, the Trust completed its previously announced pro rata distribution of 310,158,500 shares of the ETH Trust to shareholders of the Trust as of 4:00 PM ET on the Record Date and contributed to the ETH Trust an amount of Ether equal to approximately 10% of the total Ether held by the Trust as of the Record Date, equal to 292,262.98913350 Ether, as consideration and in exchange for the issuance of shares of the ETH Trust.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly accepted that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of the Trust) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security.

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

To the extent a private key required to access an address on the Ethereum Network holding Ether is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the Ether controlled by the private key and the private key will not be capable of being restored by the Ethereum Network. The processes by which Ether transactions are settled are dependent on the Ethereum peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of Ether.

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

9. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$32.29	$18.63	$21.79	$11.77
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.16)	(0.11)	(0.53)	(0.31)
Net realized and unrealized (loss) gain(1)	(10.24)	(2.38)	0.63	4.68
Net (decrease) increase in net assets resulting from operations	(10.40)	(2.49)	0.10	4.37
Principal market net asset value, end of period	$21.89	$16.14	$21.89	$16.14
Total return(1)	-24.68%	-13.37%	11.62%	37.13%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%
(1)
Includes the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust (ETH), completed on July 23, 2024, as discussed in Note 4.

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

11. Subsequent Events

As of the close of business on October 28, 2024, the fair value of Ether determined in accordance with the Trust’s accounting policy was $2,505.39 per Ether.

On October 24, 2024, the Sponsor of the Trust announced its intention to change the name of the Trust to Grayscale Ethereum Trust ETF, effective November 4, 2024. In connection with the name change the Sponsor plans to amend the Second Amended and Restated Declaration of Trust and Trust Agreement to reflect the name change, also effective November 4, 2024. Trading under the new name is expected to begin on November 4, 2024. Following effectiveness of the name change, Shares of the Trust will continue to trade on NYSE Arca under the trading symbol “ETHE.”

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Ether and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Ether. On July 22, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 on May 23, 2024 and the effectiveness of the registration statement on Form S-3, as amended (File No. 333-278880), the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on July 23, 2024, following the effectiveness of the Trust’s registration statement on Form S-3, as amended. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Ether. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of Ether held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Ether, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Ether. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Historically, the Trust has not met its investment objective and, prior to their uplisting to NYSE Arca on July 23, 2024, the Shares quoted on OTCQX have not reflected the value of Ether held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial, although the Sponsor has observed that the Trust has begun to meet its investment objective more closely following the uplisting of the Shares to NYSE Arca. The Trust is not managed like a business corporation or an active investment vehicle.

The ETH Trust Distribution

On July 23, 2024, the Trust completed its previously announced pro rata distribution of 310,158,500 shares of Grayscale Ethereum Mini Trust (ETH) (the “ETH Trust”) to shareholders of the Trust as of July 18, 2024 (the “Record Date”), as described in the Trust’s definitive information statement on Schedule 14C, filed with the SEC on July 18, 2024 (referred to as the “Initial Distribution”). In connection therewith, on July 23, 2024, the Trust contributed to the ETH Trust an amount of Ether equal to 10% of the total Ether held by the Trust as of the Record Date, equal to 292,262.98913350 Ether, as consideration and in exchange for the issuance of shares of the ETH Trust.

Subject to the limitations and qualifications set forth in the Trust’s definitive information statement on Schedule 14C, filed with the SEC on July 18, 2024 (including with respect to the qualification of both the Trust and the ETH Trust as grantor trusts for U.S. federal income tax purposes and the proper allocation of existing tax basis between Shares of the Trust and shares of the ETH Trust), it is expected that neither the Trust nor any beneficial owner of the Shares will recognize any gain or loss for U.S. federal income tax purposes as a result of the Initial Distribution. Accordingly, it is expected that neither the Trust’s contribution of Ether to the ETH Trust nor the Trust’s distribution of shares in the ETH Trust to shareholders as of 4:00 PM ET on the Record Date will be reported to any beneficial owner of Shares (or to any intermediary holding Shares) as giving rise to income, gain, loss, deduction, credit or proceeds. Any beneficial owner of Shares who received shares of the ETH Trust in the Initial Distribution, and any intermediary holding Shares of the Trust or shares of the ETH Trust, should consult their own tax advisor regarding the U.S. federal income tax consequences of the Initial Distribution, including the proper allocation of existing tax basis between Shares of the Trust and shares of the ETH Trust. Please refer to the Trust’s definitive information statement on Schedule 14C, filed with the SEC on July 18, 2024, for more information, including other U.S. federal income tax considerations relating to the Initial Distribution and ownership of shares of the ETH Trust.

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Ether in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Ether is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for Ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Ether and price of Ether amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized and unrealized (loss) gain on investment in Ether(1)	$(1,777,449)	$(737,606)	$1,595,216	$1,455,596
Net (decrease) increase in net assets resulting from operations	$(1,815,452)	$(770,752)	$1,442,280	$1,357,933
Net assets(2)	$4,329,796	$5,007,131	$4,329,796	$5,007,131

(1)
Includes the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust (ETH), completed on July 23, 2024, as discussed in Note 4 of the notes to the unaudited financial statements.
(2)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Ether on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in Ether for the three months ended September 30, 2024 was ($1,777,449), which includes a realized gain of $32,416 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $2,459,785 on the sale of Ether to meet redemptions, a realized gain of $888,140 on the sale of Ether related to the Initial Distribution to Grayscale Ethereum Mini Trust (ETH), and net change in unrealized appreciation on investment in Ether of ($5,157,790). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $3,423.00 per Ether as of June 30, 2024, to $2,594.43 per Ether as of September 30, 2024. Net decrease in net assets resulting from operations was ($1,815,452) for the three months ended September 30, 2024, which consisted of the net realized and unrealized loss on investment in Ether, plus the Sponsor’s Fee of $38,003. Net assets decreased to $4,329,796 at September 30, 2024, a 57% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation, the withdrawal of approximately 13,267 Ether to pay the foregoing Sponsor’s Fee, the redemption of approximately 951,615 Ether, with a value of $2,859,603 from the Trust, and the Initial Distribution of approximately 292,263 Ether, with a value of $1,010,935 from the Trust, to Grayscale Ethereum Mini Trust (ETH).

Net realized and unrealized loss on investment in Ether for the three months ended September 30, 2023 was ($737,606), which includes a realized gain of $25,228 on the transfer of Ether to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Ether of ($762,834). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $1,925.83 per Ether as of June 30, 2023, to $1,679.48 per Ether as of September 30, 2023. Net decrease in net assets resulting from operations was ($770,752) for the three months ended September 30, 2023, which consisted of the net realized and unrealized loss on investment in Ether, plus the Sponsor’s Fee of $33,146. Net assets decreased to $5,007,131 at September 30, 2023, a 13% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation and the withdrawal of approximately 18,846 Ether to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in Ether for the nine months ended September 30, 2024 was $1,595,216, which includes a realized gain of $131,970 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $2,459,785 on the sale of Ether to meet redemptions, a realized gain of $888,140 on the sale of Ether related to the Initial Distribution to Grayscale Ethereum Mini Trust (ETH), and net change in unrealized appreciation on investment in Ether of ($1,884,679). Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $2,281.10 per Ether as of December 31, 2023, to $2,594.43 per Ether as of September 30, 2024. Net increase in net assets resulting from operations was $1,442,280 for the nine months ended September 30, 2024, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $152,936. Net assets decreased to $4,329,796 at September 30, 2024, a 36% decrease for the nine-month period. The decrease in net assets resulted from the withdrawal of approximately 49,871 Ether to pay the foregoing Sponsor’s Fee, the redemption of approximately 951,615 Ether, with a value of $2,859,603 from the Trust, and the Initial Distribution of approximately 292,263 Ether, with a value of $1,010,935 from the Trust, to Grayscale Ethereum Mini Trust (ETH), partially offset by the aforementioned Ether price appreciation.

Net realized and unrealized gain on investment in Ether for the nine months ended September 30, 2023 was $1,455,596, which includes a realized gain of $74,021 on the transfer of Ether to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Ether of $1,381,575. Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $1,201.33 per Ether as of December 31, 2022, to $1,679.48 per Ether as of September 30, 2023. Net increase in net assets resulting from operations was $1,357,933 for the nine months ended September 30, 2023, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $97,663. Net assets increased to $5,007,131 at September 30, 2023, a 37% increase for the nine-month period. The increase in net assets resulted from the aforementioned Ether price appreciation, partially offset by the withdrawal of approximately 56,273 Ether to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust only receives and holds cash in order to facilitate creations and redemptions pursuant to Cash Orders, and has not otherwise had or maintained a cash balance at any time since inception. When selling Ether in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of Ether needed to pay expenses in order to minimize the Trust’s holdings of assets other than Ether. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(All Ether balances are rounded to the nearest whole Ether)
Ether:
Opening balance	2,926,026	3,000,204	2,962,630	3,037,631
Creations	-	-	-	-
Redemptions	(951,615)	-	(951,615)	-
Initial Distribution (Return of Capital)(1)	(292,263)	-	(292,263)	-
Sponsor’s Fee, related party	(13,267)	(18,846)	(49,871)	(56,273)
Closing balance	1,668,881	2,981,358	1,668,881	2,981,358
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	1,668,881	2,981,358	1,668,881	2,981,358
Number of Shares:
Opening balance	310,158,500	310,158,500	310,158,500	310,158,500
Creations	-	-	-	-
Redemptions	(112,360,000)	-	(112,360,000)	-
Closing balance	197,798,500	310,158,500	197,798,500	310,158,500

	As of September 30,
	2024	2023
Price of Ether on principal market(2)	$2,594.43	$1,679.48
Principal Market NAV per Share(3)	$21.89	$16.14
Index Price(4)	$2,592.73	$1,679.54
NAV per Share(4)	$21.88	$16.14

(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust (ETH), completed on July 23, 2024, as discussed in Note 4 of the notes to the unaudited financial statements.
(2)
The Trust performed an assessment of the principal market at September 30, 2024 and 2023, and identified the principal market as Coinbase.
(3)
As of September 30, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of Ether based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(4)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of September 30, 2024 were Coinbase, Kraken, LMAX Digital and Crypto.com. The Digital Asset Trading Platforms included in the Index as of September 30, 2023 were Coinbase, Kraken and LMAX Digital. See “Item 1. Business—Valuation of ETH and Determination of NAV” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

For accounting purposes prior to July 23, 2024, the Trust reflected creations and the Ether receivable for proceeds with respect to such creations on the date of receipt of a notification of a creation but did not issue Shares until the requisite amount of Ether for proceeds was received. On July 22, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 on May 23, 2024 and the effectiveness of the registration statement on Form S-3, as amended, the Sponsor authorized the commencement of a redemption program. Effective July 23, 2024, the date on which the Shares of the Trust began trading on NYSE Arca, the Trust reflects creations and redemptions and the Ether for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the business day following the receipt of a notification of a creation or redemption order by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the Ether for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the Ether are delivered or removed from the Trust for settlement.

As of September 30, 2024, the Trust had a net closing balance of 1,668,881.33227926 Ether with a value of $4,326,958,697, based on the Index Price of $2,592.73 on September 30, 2024 (non-GAAP methodology). As of September 30, 2024, the total market value of the Trust’s Ether was $4,329,795,795, based on the price of one Ether in the principal market (Coinbase) of $2,594.43 on September 30, 2024.

As of September 30, 2023, the Trust had a net closing balance of 2,981,357.71185740 Ether with a value of $5,007,309,531, based on the Index Price of $1,679.54 on September 30, 2023 (non-GAAP methodology). As of September 30, 2023, the total market value of the Trust’s Ether was $5,007,130,650, based on the price of one Ether in the principal market (Coinbase) of $1,679.48 on September 30, 2023.

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

The Trust’s performance prior to July 23, 2024 is based on market-determined prices on the OTCQX marketplace and on the Trust’s performance without an ongoing share creation and redemption program. Prior to July 23, 2024, the Trust’s Shares traded at both premiums and discounts to the value of the Trust’s assets, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of July 23, 2024, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. Hence, the Trust’s performance for periods prior to July 23, 2024 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Trust’s performance for periods subsequent to July 23, 2024.

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 to September 30, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ETH Industry and Market—ETH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from October 1, 2019 to September 30, 2024. During such period, the Index Price has ranged from $109.83 to $4,776.32, with the straight average being $1,833.59 through September 30, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2020	$223.48	$476.12	9/1/2020	$109.83	3/16/2020	$355.69	$355.69
Twelve months ended September 30, 2021	$1,867.35	$4,090.65	5/12/2021	$340.74	10/6/2020	$2,994.79	$2,994.79
Twelve months ended September 30, 2022	$2,692.72	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,338.76	$1,338.76
Twelve months ended September 30, 2023	$1,626.72	$2,116.13	4/16/2023	$1,103.84	11/21/2022	$1,679.54	$1,665.10
Twelve months ended September 30, 2024	$2,759.53	$4,033.10	3/11/2024	$1,531.25	10/12/2023	$2,592.73	$2,592.73
October 1, 2019 to September 30, 2024	$1,833.59	$4,776.32	11/9/2021	$109.83	3/16/2020	$2,592.73	$2,592.73

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Trust’s principal market, from October 1, 2019 to September 30, 2024. During such period, the price of Ether has ranged from $110.29 to $4,776.95, with the straight average being $1,833.61 through September 30, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2020	$223.47	$476.23	9/1/2020	$110.29	3/16/2020	$355.34	$355.34
Twelve months ended September 30, 2021	$1,867.44	$4,089.92	5/12/2021	$340.17	10/6/2020	$2,992.38	$2,992.38
Twelve months ended September 30, 2022	$2,692.75	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,337.53	$1,337.53
Twelve months ended September 30, 2023	$1,626.78	$2,116.20	4/16/2023	$1,103.92	11/21/2022	$1,679.48	$1,665.09
Twelve months ended September 30, 2024	$2,759.50	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$2,594.43	$2,594.43
October 1, 2019 to September 30, 2024	$1,833.61	$4,776.95	11/9/2021	$110.29	3/16/2020	$2,594.43	$2,594.43

The Trust’s performance prior to July 23, 2024 is based on market-determined prices on the OTCQX marketplace and on the Trust’s performance without an ongoing share creation and redemption program. Prior to July 23, 2024, the Trust’s Shares traded at both premiums and discounts to the value of the Trust’s assets, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of July 23, 2024, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. Hence, the Trust’s performance for periods prior to July 23, 2024 are not directly comparable to, and should not be used to make conclusions in conjunction with, the Trust’s performance for periods subsequent to July 23, 2024.

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from June 20, 2019 to July 22, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 to September 30, 2024 and the Trust’s NAV per Share from July 23, 2024 to September 30, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from June 20, 2019 to July 22, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 to September 30, 2024 divided by the Trust’s NAV per Share from July 23, 2024 to September 30, 2024.

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K, as amended and supplemented by our Current Report on Form 8-K dated July 24, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2024:

Period	(a) Total Number of Shares of ETHE Purchased	(b) Average Price Paid per Share of ETHE	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
July 1, 2024 - July 31, 2024	-	$-	-	$200.0
August 1, 2024 - August 31, 2024	-	-	-	200.0
September 1, 2024 - September 30, 2024	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through October 28, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 11,236 Baskets (112,360,000 Shares) during the quarter ended September 30, 2024:

Period	Total Number of Shares of ETHE Redeemed	Average Price Paid per Share of ETHE(1)

July 1, 2024 - July 31, 2024	65,740,000	$27.77
August 1, 2024 - August 31, 2024	30,660,000	$22.82
September 1, 2024 - September 30, 2024	15,960,000	$20.97
Total	112,360,000	$25.45
(1)
Excludes the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust (ETH), completed on July 23, 2024, as discussed in Note 4 of the notes to the unaudited financial statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Sponsor may make payments to certain financial intermediaries or broker-dealers for certain services relating to the Trust, including in respect of marketing/sales support and data services. Fees under such arrangements are generally expected to be calculated based on a percentage of the aggregate value of Shares of the Trust held by clients through such financial intermediary or broker-dealer, in an amount up to 2.5% of the aggregate value of such Shares on an annual basis. Depending on the financial arrangement in place at any particular time, a broker-dealer, financial intermediary or other financial advisor may have a conflict of interest or financial incentive for recommending Shares of the Trust over other investments. Shareholders should consult their respective broker-dealer or financial intermediary with respect to any arrangements it may have with the Sponsor or any of its affiliates. The Sponsor may make payments with respect to the Trust in larger amounts or on a different basis from that described above when dealing with certain financial intermediaries. Any such amounts are paid by the Sponsor from its own resources and not from the assets of the Trust.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

“Additional Trust Expenses”—Together, any expenses incurred by the Trust in addition to the Sponsor’s Fee that are not Sponsor-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”— The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Administrator Fee”—The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders (to the extent In-Kind Regulatory Approval is obtained).

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation or redemption of Shares. Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent. Subject to In-Kind Regulatory Approval, in the future any Authorized Participants creating and redeeming Shares through In-Kind Orders must also own, or their AP Designee (as defined above) must own, an Ether wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

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

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.

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

“Distribution Date”—July 23, 2024, the distribution date of shares of the ETH Trust to the Trust’s shareholders in the Initial Distribution.

“DSTA”—The Delaware Statutory Trust Act, as amended.

“Ether”—Ethereum tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Ethereum Network, comprising units that constitute the assets underlying the Trust’s Shares.

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

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of the Sponsor, which served as the Authorized Participant from October 3, 2022 through July 21, 2024.

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

“Initial Distribution”—The contribution by the Trust of 292,262.98913350 Ether to the ETH Trust, in exchange for 310,158,500 newly created shares of the ETH Trust, which were distributed on the Distribution Date to the Trust’s shareholders as of the Record Date, pro rata based on a 1:1 ratio.

“Investment Company Act”—Investment Company Act of 1940, as amended.

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

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of ETH and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term Ether Holdings shall mean the NAV as defined herein.

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

“Principal Market NAV”— The net asset value of the Trust determined on a U.S. GAAP basis. Prior to February 23, 2024, Principal Market NAV was referred to as NAV.

“Record Date”—July 18, 2024, the record date for the Initial Distribution.

“Redemption Basket”—Basket of Shares redeemed by the Trust upon distribution or disposition of the Basket Amount required for each such Redemption Basket.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX Best Market® of the OTC Markets Group Inc.

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

“Transfer Agent”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

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

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“Uplisting Date”—July 23, 2024.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“U.S. GAAP”—United States generally accepted accounting principles.

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

Grayscale Investments, LLC as Sponsor of Grayscale Ethereum Trust (ETH)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: November 1, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.