Form 10-K
period 2024-12-31
Grayscale Ethereum Trust ETF
filed 2025-02-28
CIK 1725210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 001-42185

Grayscale Ethereum Trust ETF

SPONSORED BY GRAYSCALE OPERATING, LLC AND GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-6677805
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

290 Harbor Drive, 4th Floor Stamford, Connecticut	06902
(Address of Principal Executive Offices)	(Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale Ethereum Trust ETF Shares	ETHE	NYSE Arca, Inc.

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

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on June 30, 2024 as reported by the OTC Markets Group Inc. on that date: $9,738,761,559

Number of Shares of the registrant outstanding as of February 24, 2025: 155,228,500

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Ethereum Trust ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

•
the extreme volatility of trading prices that many digital assets, including Ether, have experienced in recent periods and may continue to experience, which could cause the value of the Shares to be volatile and/or have a material adverse effect on the value of the Shares;
•
the recentness of the development of digital assets and the uncertain medium-to-long term value of the Shares due to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
•
the value of the Shares depending on the acceptance of digital assets, such as Ether, which represent a new and rapidly evolving industry;
•
a temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares;
•
recent developments in the digital asset economy which have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity;
•
the value of the Shares relating directly to the value of Ether then held by the Trust, the value of which may be highly volatile and subject to fluctuations due to a number of factors;
•
the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, which may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
the limited history of the Index;
•
competition from the emergence or growth of other digital assets could have a negative impact on the price of Ether and adversely affect the value of the Shares;
•
the Trust’s reliance on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s Ether and to the operations of the Trust;

•
the liquidity of the Shares may be affected if Authorized Participants cease to perform their obligations under the Participant Agreements or the Liquidity Engager is unable to engage Liquidity Providers;
•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between NYSE Arca and the Digital Asset Trading Platform Market;
•
any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share;
•
the lack of ability to facilitate in-kind creations and redemptions of Shares, which could have adverse consequences for the Trust;
•
the Trust’s lack of ability to participate in Staking, which could have adverse consequences for the Trust;
•
a determination that Ether or any other digital asset is a “security” may adversely affect the value of Ether and the value of the Shares and result in potentially extraordinary, nonrecurring expenses to, or termination of the Trust;
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

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 115.

This Annual Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

PART I

Item 1. Business

Overview of the Trust and the Shares

Grayscale Ethereum Trust ETF (formerly known as Grayscale Ethereum Trust (ETH)) (the “Trust”) is a Delaware Statutory Trust that was formed on December 13, 2017, by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act.

The Trust’s purpose is to hold Ethereum tokens (“Ether”), which are digital assets that are created and transmitted through the operations of the peer-to-peer Ethereum Network, a decentralized network of computers that operates on cryptographic protocols. There are several key features of the Ethereum Network. Ether has an unlimited supply and a circulating supply of approximately 120 million coins as of December 31, 2024. As of December 31, 2024, the 24-hour trading volume of Ether was approximately $9.3 billion. As of December 31, 2024, the aggregate market value of Ether was $401 billion. As of December 31, 2024, Ether was the second largest digital asset by market capitalization, as tracked by CoinMarketCap.com.

As of December 31, 2024, the Trust holds approximately 1.2% of the Ether in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Ethereum Network. As a decentralized digital asset network, the Ethereum Network consists of several stakeholders, including core developers of Ether, users, services, businesses, validators and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of Ether confers no such rights.

On November 4, 2024, the Trust changed its name from Grayscale Ethereum Trust (ETH) to Grayscale Ethereum Trust ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State. Since its inception and prior to listing its Shares on NYSE Arca, the Trust had issued common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in exchange for deposits of Ether. On May 23, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on July 23, 2024 (the “Uplisting Date”), following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-278880), and since then, the Trust issues shares pursuant to the registration statement on a continuous basis. The Shares are listed on NYSE Arca under the ticker symbol “ETHE.”

As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of the Ether held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. The Trust does not seek to generate returns beyond tracking the price of Ether. There can be no assurance that the Trust will be able to achieve its investment objective. Historically, the Trust has not met its investment objective and, prior to their uplisting to NYSE Arca on July 23, 2024, the Shares quoted on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. did not reflect the value of Ether held by the Trust, less the Trust’s expenses and other liabilities, but instead traded at both premiums and discounts to such value, which at times were substantial, although the Sponsor has observed that the Trust has begun to meet its investment objective more closely following the uplisting of the Shares to NYSE Arca. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Until December 31, 2024, Grayscale Investments, LLC was the sponsor (the “Sponsor”) of the Trust. As a result of the Reorganization (as defined herein) on January 1, 2025, Grayscale Investments Sponsors, LLC (“GSIS”) and Grayscale Operating, LLC (“GSO”), indirect wholly owned subsidiaries of Digital Currency Group, Inc. (“DCG”), became Co-Sponsors of the Trust. On January 3, 2025 GSO voluntarily withdrew as a Sponsor of the Trust, and effective May 3, 2025 GSIS shall be the sole remaining Sponsor. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for more information. CSC Delaware Trust Company is the trustee (the “Trustee”) of the Trust, The Bank of New York Mellon is the transfer agent (in such capacity, the “Transfer Agent”) and the administrator (in such capacity, the “Administrator”) of the Trust, Continental Stock Transfer & Trust Company is the co-transfer agent of the Trust (the “Co-Transfer Agent”), Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”) of the Trust.

The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time. Baskets are offered in exchange for Ether.

The U.S. dollar value of a Basket of Shares at 4:00 p.m., New York time, on the trade date of a creation or redemption order is equal to the Basket Amount, which is the amount of Ether required to create or redeem a Basket of Shares, multiplied by the “Index Price,” which is the price of an Ether calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time, derived from the selected Digital Asset Trading Platforms that are reflected in the CoinDesk Ether Price Index (ETX) (the “Index”) on each business day. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements, unless otherwise disclosed. See “—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price.”

The Basket Amount is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Ether (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

The Trust creates Baskets of Shares only upon receipt of Ether and redeems Shares only by distributing Ether or proceeds from the disposition of Ether. At this time, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “Cash Orders” in this Annual Report. Cash Orders are made through the participation of a Liquidity Provider (as defined herein) and facilitated by the Transfer Agent, as described in “—Description of Creation and Redemption of Shares.” Authorized Participants must pay a Variable Fee (as defined herein) in connection with Cash Orders.

The Shares are neither interests in nor obligations of the Sponsor or the Trustee. As provided under the Trust Agreement, the Trust’s assets will not be loaned or pledged, or serve as collateral for any loan, margin, rehypothecation, or other similar activity to which the Sponsor, the Trust or any of their respective affiliates are a party.

The Sponsor maintains an internet website at www.etfs.grayscale.com/ethe, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing or any other reports or documents we file with or furnish to the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Investment Objective

The Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of Ether held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. Historically, the Trust has not met its investment objective and, prior to their uplisting to NYSE Arca on July 23, 2024, the Shares quoted on OTCQX did not reflect the value of Ether held by the Trust, less the Trust’s expenses and other liabilities, but instead traded at both premiums and discounts to such value, which at times were substantial. However, the Sponsor has observed that the Trust has met its investment objective more closely following the uplisting of the Shares to NYSE Arca on July 23, 2024.

In the event the Shares trade at a substantial premium, investors who purchase Shares on NYSE Arca will pay substantially more for their Shares than investors who purchase Shares directly from Authorized Participants. The value of the Shares may not reflect the value of the Trust’s Ether, less the Trust’s expenses and other liabilities, for a variety of reasons, including any halting of creations or redemptions by the Trust, Ether price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-current trading hours between NYSE Arca and the global trading platform market for trading Ether. As a result, the Shares may trade at a premium over, or a discount to, the value of the Trust’s Ether, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective from time to time.

From July 23, 2024, the Uplisting Date, to December 31, 2024, the maximum premium of the closing price of the Shares listed on NYSE Arca over the value of the Trust’s NAV per Share was 1.6%, the average premium was 0.1%, the maximum discount of the closing price of the Shares listed on NYSE Arca below the value of the Trust’s NAV per Share was 0.2%, and the average discount was 0.1%. As of December 31, 2024, the last business day of the period, the Trust’s Shares were listed on NYSE Arca at a discount of 0.1% to the Trust’s NAV per Share. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

While an investment in the Shares is not a direct investment in Ether, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Ether. A substantial direct investment in Ether may require expensive and sometimes complicated arrangements in connection with the acquisition, security and safekeeping of the Ether and may involve the payment of substantial fees to acquire such Ether from third-party facilitators through cash payments of U.S. dollars. Because the value of the Shares is correlated with the value of the Ether held by the Trust, it is important to understand the investment attributes of, and the market for, Ether.

The Trust’s Ether are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“U.S. GAAP”). The Trust determines the fair value of Ether based on the price provided by the Digital Asset Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a U.S. GAAP basis is referred to in this Annual Report as “Principal Market NAV.” Prior to February 23, 2024, Principal Market NAV was referred to as NAV. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

The Trust uses the Index Price to calculate its “NAV,” a non-GAAP metric, which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less the U.S. dollar value of the Trust’s expenses and other liabilities, calculated in the manner set forth under “—Valuation of Ether and Determination of NAV.” “NAV per Share” is calculated by dividing NAV by the number of Shares currently outstanding. NAV and NAV per Share are not measures calculated in accordance with U.S. GAAP. NAV is not intended to be a substitute for the Trust’s Principal Market NAV calculated in accordance with U.S. GAAP, and NAV per Share is not intended to be a substitute for the Trust’s Principal Market NAV per Share calculated in accordance with U.S. GAAP. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and Principal Market NAV was referred to as NAV.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, if the Sponsor determines that Ether is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that Ether is a security, the Sponsor does not intend to permit the Trust to continue holding Ether in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act of 1940 (the “Investment Company Act”)). See “—Description of the Trust Agreement—Termination of the Trust” for additional discussion of the circumstances under which the Trust could be dissolved. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—A determination that Ether or any other digital asset is a “security” may adversely affect the value of Ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to gain exposure to digital assets through an investment in securities. As of December 31, 2024, each Share represented approximately 0.0084 Ether. The logistics of accepting, transferring and safekeeping of Ether are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

The Shares have certain other key characteristics, including the following:

•
Easily Accessible and Relatively Cost Efficient. Investors in the Shares can also directly access the Digital Asset Markets. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use Ether by using the Shares instead of directly purchasing and holding Ether, and for many investors, transaction costs related to the Shares will be lower than those associated with the direct purchase, storage and safekeeping of Ether.
•
Market-Traded and Transparent. The Shares are listed on NYSE Arca. The Sponsor believes the quotation of the Shares on NYSE Arca provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on www.etfs.grayscale.com/ethe.
•
Minimal Credit Risk. The Shares represent an interest in actual Ether owned by the Trust. The Trust’s Ether are not subject to borrowing arrangements with third parties and are subject to counterparty and minimal credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and Ether futures and options traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
•
Safekeeping System. The Custodian has been appointed to control and secure the Ether for the Trust using offline storage, or “cold storage”, mechanisms to secure the Trust’s private key “shards”. The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Trust differentiates itself from many competing digital asset financial vehicles in the following ways:

•
Custodian. The Custodian that holds the private key shards associated with the Trust’s Ether is Coinbase Custody Trust Company, LLC. Other digital asset financial vehicles that use cold storage may not use a custodian to hold their private keys.
•
Cold Storage of Private Keys. The private key shards associated with the Trust’s Ether are kept in cold storage, which means that the Trust’s Ether are disconnected and/or deleted entirely from the internet. See “—Custody of the Trust’s Ether” for more information relating to the storage and retrieval of the Trust’s private keys to and from cold storage. Other digital asset financial vehicles may not utilize cold storage or may utilize less effective cold storage-related hardware and security protocols.

•
Location of Private Vaults. Private key shards associated with the Trust’s Ether are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.
•
Enhanced Security. Transfers from the Trust’s Vault Balance require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s Ether. Private key shards are distributed geographically in secure vaults around the world, including in the United States. As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s Ether.
•
Custodian Inspections. The Custodian has agreed to allow the Trust and the Sponsor to take such steps as necessary to verify that satisfactory internal control systems and procedures are in place.
•
Directly Held Ether. The Trust directly owns actual Ether held through the Custodian. This may differ from other digital asset financial vehicles that provide Ether exposure through other means, such as the use of financial or derivative instruments.
•
Sponsor’s Fee. The Sponsor’s Fee is a competitive factor that may influence the value of the Shares.

Activities of the Trust

The activities of the Trust are limited to (i) issuing Baskets in exchange for Ether transferred to the Trust as consideration in connection with the creations, (ii) transferring or selling Ether as necessary to cover the Sponsor’s Fee and/or any Additional Trust Expenses, (iii) transferring Ether in exchange for Baskets surrendered for redemption, (iv) causing the Sponsor to sell Ether on the termination of the Trust, (v) making distributions of Incidental Rights and/or IR Virtual Currency or cash from the sale thereof (subject to NYSE Arca obtaining regulatory approval from the SEC), as described in “—Incidental Rights and IR Virtual Currency” below, and (vi) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement, the Prime Broker Agreement, the Index License Agreement and the Participant Agreements.

The Trust may engage in any lawful activity necessary or desirable in order to facilitate shareholders’ access to Incidental Rights or IR Virtual Currency (subject to NYSE Arca obtaining regulatory approval from the SEC), provided that such activities do not conflict with the terms of the Trust Agreement. See “—Incidental Rights and IR Virtual Currency” for more information. The Trust will not be actively managed. It will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the market prices of Ether.

Staking

Staking on the Ethereum Network refers to using Ether, or permitting Ether to be used, directly or indirectly, through an agent or otherwise, in the Ethereum Network’s proof-of-stake validation protocol, in exchange for the receipt of staking rewards paid in kind (“Staking”). At this time, none of the Trust, the Sponsor, the Custodian, nor any other person associated with the Trust may, directly or indirectly, engage in Staking of the Trust’s Ether on behalf of the Trust, meaning no action will be taken pursuant to which any portion of the Trust’s Ether becomes used in Ethereum proof-of-stake validation or is used to earn additional Ether or generate income or other earnings, and there can be no assurance that the Trust, the Sponsor, the Custodian or any other person associated with the Trust will ever be permitted to engage in Staking of the Trust’s Ether or such income generating activity in the future.

To the extent (i) the Trust were to amend its Trust Agreement to permit Staking of the Trust’s Ether and (ii) NYSE Arca were to seek and obtain a rule change permitting the listing of a spot Ether investment vehicle engaged in Staking, in the future the Trust may seek to establish a program to use its Ether in the proof-of-stake validation mechanism of the Ethereum Network to receive rewards comprising additional Ether in respect of a portion of its Ether holdings. However, as long as such conditions and requirements have not been satisfied, the Trust will not use its Ether in the proof-of-stake validation mechanism of the Ethereum Network to receive rewards comprising additional Ether in respect of its Ether holdings. The current inability of the Trust to use its Ether in Staking and receive such rewards could place the Shares at a comparative disadvantage relative to an investment in Ether directly or through a vehicle that is not subject to such a prohibition, which could negatively affect the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Trust is not permitted to engage in Staking, which could negatively affect the value of the Shares.”

Incidental Rights and IR Virtual Currency

The Sponsor has notified the Prime Broker, the Custodian and Coinbase Credit, on behalf of the Trust (such notice, the “Pre-Creation/Redemption Abandonment Notices”) that the Trust will abandon, irrevocably and for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares (each such time, a “Creation Time” or “Redemption Time”, respectively), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. An abandonment made pursuant to the Pre-Creation/Redemption Abandonment Notices is referred to herein as a “Pre-Creation/Redemption Abandonment.” Pursuant to the Pre-Creation/Redemption Abandonment Notices, a Pre-Creation/Redemption Abandonment would not apply to any Incidental Right or IR Virtual Currency if (i) the Trust has taken, or is taking at such time, an “Affirmative Action” to acquire or abandon such Incidental Right or IR Virtual Currency at any time prior to the relevant Creation Time or Redemption Time or (ii) such Incidental Right or IR Virtual Currency has been subject to a previous Pre-Creation/Redemption Abandonment. An “Affirmative Action” refers to a written notification from the Sponsor to the Prime Broker, the Custodian or Coinbase Credit of the Trust’s intention (i) to acquire and/or retain an Incidental Right and/or IR Virtual Currency or (ii) to abandon, with effect prior to the relevant Creation Time or Redemption Time, an Incidental Right and/or IR Virtual Currency.

As a result of the Pre-Creation/Redemption Abandonment Notices, the Trust generally has abandoned, prior to each relevant Creation Time or Redemption Time, any Incidental Right or IR Virtual Currency that it may have had any right to receive at such time. The Trust has no right to receive any Incidental Right or IR Virtual Currency abandoned pursuant to either the Pre-Creation/Redemption Abandonment Notices or Affirmative Actions. Furthermore, the Prime Broker, the Custodian and Coinbase Credit has/have no authority, pursuant to the Prime Broker Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Virtual Currency on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Virtual Currency to the Trust if the Trust terminates its custodial arrangement with the Prime Broker, the Custodian and Coinbase Credit. In addition, the Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Right or IR Virtual Currency and, therefore, irrevocably abandon any Incidental Right and IR Virtual Currency to which the Trust may become entitled in the future.

Because the Sponsor has committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in kind to an agent of the shareholders for resale by such agent. However, there can be no assurance as to whether or when the Sponsor would make such a decision, or when NYSE Arca will seek or obtain this approval, if at all. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Shareholders will not receive the benefits of any forks or airdrops.”

The Sponsor has controls in place to monitor for material hard forks or airdrops. The Sponsor will notify investors of any material change to its policy with respect to Incidental Rights and IR Virtual Currency by filing a current report on Form 8-K.

Secondary Market Trading

While the Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of Ether held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on NYSE Arca (or on another Secondary Market in the future) at prices that are lower or higher than the NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours and liquidity between NYSE Arca and larger Digital Asset Trading Platforms. While the Shares are listed and trade on NYSE Arca from 4:00 a.m. until 8:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Trading Platforms. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Trading Platform is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the Ethereum Industry and Market

Ether is a digital asset that is created and transmitted through the operations of the peer-to-peer Ethereum Network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Ethereum Network, the infrastructure of which is collectively maintained by a decentralized user base. The Ethereum Network allows people to exchange tokens of value, called Ether, which are recorded on a public transaction ledger known as a blockchain. Ether can be used to pay for goods and services, including computational power on the Ethereum Network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Markets that trade Ether, or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Ethereum Network also allows users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than Ether on the Ethereum Network. Smart contract operations are executed on the Blockchain in exchange for payment of Ether. The Ethereum Network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

The Ethereum Network was originally described in a 2013 white paper by Vitalik Buterin, a programmer involved with Bitcoin, with the goal of creating a global platform for decentralized applications powered by smart contracts. The formal development of the Ethereum Network began through a Swiss firm called Ethereum Switzerland GmbH in conjunction with several other entities. Subsequently, the Ethereum Foundation, a Swiss non-profit organization, was set up to oversee the protocol’s development. The Ethereum Network went live on July 30, 2015. Unlike other digital assets, such as Bitcoin, which are solely created through a progressive mining process, 72.0 million Ether were created in connection with the launch of the Ethereum Network. For additional information on the initial distribution, see “—Creation of New Ether.” Coinciding with the network launch, it was decided that EthSuisse would be dissolved, designating the Ethereum Foundation as the sole organization dedicated to protocol development.

The Ethereum Network is decentralized in that it does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of Ether. Rather, following the initial distribution of Ether, Ether is created, burned and allocated by the Ethereum Network protocol through a process that is currently subject to an issuance and burn rate as further described under “—Limits on Ether Supply” below. The value of Ether is determined by the supply of and demand for Ether on the Digital Asset Markets or in private end-user-to-end-user transactions.

New Ether are created and rewarded to the validators of a block in the Blockchain for verifying transactions. The Blockchain is effectively a decentralized database that includes all blocks that have been validated and it is updated to include new blocks as they are validated. Each Ether transaction is broadcast to the Ethereum Network and, when included in a block, recorded in the Blockchain. As each new block records outstanding Ether transactions, and outstanding transactions are settled and validated through such recording, the Blockchain represents a complete, transparent and unbroken history of all transactions of the Ethereum Network. For further details, see “—Creation of New Ether” below.

Among other things, Ether is used to pay for transaction fees and computational services (i.e., smart contracts) on the Ethereum Network; users of the Ethereum Network pay for the computational power of the machines executing the requested operations with Ether. Requiring payment in Ether on the Ethereum Network incentivizes developers to write quality applications and increases the efficiency of the Ethereum Network because wasteful code costs more. It also ensures that the Ethereum Network remains economically viable by compensating people for their contributed computational resources.

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

Moreover, the Ethereum Network has also been used as a platform for creating new digital assets and conducting their associated initial coin offerings. Digital assets built on the Ethereum Network represent a significant amount of the total market value of all digital assets.

In 2021, the Ethereum Network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate the fees paid to miners (now validators). This new methodology splits fees into two components: a base cost and priority fee. The base cost is now removed from circulation, or “burnt”, and the priority fee is paid to validators. EIP-1559 has reduced the total net issuance of fees, paid in Ether, to validators.

In the second half of 2020, the Ethereum Network began the first of several stages of an upgrade that was initially known as “Ethereum 2.0.” and eventually became known as the “Merge” to transition the Ethereum Network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism. The Merge was completed on September 15, 2022 and the Ethereum Network has operated on a proof-of-stake model since such time. In addition, the issuance of new Ether could be partially or completely offset by the burn mechanism introduced by the EIP-1559 modification, under which Ether are removed from supply at a rate that varies with network usage. On occasion, the Ether supply has been deflationary over a 24-hour period as a result of the burn mechanism. The attributes of the new consensus algorithm are subject to change, but in sum, the new consensus algorithm and related modifications reduced total new Ether issuances and could turn the Ether supply deflationary over the long term.

More recently, the Ethereum Network has been used for decentralized finance (DeFi) or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. During the twelve months ended December 31, 2024, between approximately $29 billion and $79 billion worth of digital assets were locked up as collateral on DeFi platforms on the Ethereum Network.

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

In April 2016, a blockchain solutions company known as Slock.it announced the launch of a decentralized autonomous organization, known as “The DAO” on the Ethereum Network. The DAO was designed as a decentralized crowdfunding model, in which anyone could contribute Ether tokens to The DAO in order to become a voting member and equity stakeholder in the organization. Members of The DAO could then make proposals about different projects to pursue and put them to a vote. By committing to profitable projects, members would be rewarded based on the terms of a smart contract and their proportional interest in The DAO. As of May 27, 2016, $150 million, or approximately 14% of all Ether outstanding, was contributed to, and invested in, The DAO.

On June 17, 2016, an anonymous hacker exploited The DAO smart contract code to syphon approximately $60 million, or 3.6 million Ether, into a segregated account. Upon the news of the breach, the price of Ether was quickly cut in half as investors liquidated their holdings and members of the Ethereum community worked to determine a solution.

In the days that followed, several attempts were made to retrieve the stolen funds and secure the Ethereum Network. However, it soon became apparent that direct interference with the protocol (i.e., a hard fork) would be necessary. The argument for the hard fork was that it would create an entirely new version of the Blockchain, erasing any record of the theft, and restoring the stolen funds to their original owners. The counterargument was that it would be antithetical to the core principle of immutability of the Blockchain.

The decision over whether or not to hard fork the Blockchain was put to a vote of Ethereum community members. A majority of votes were cast in favor of a hard fork. On July 15, 2016, a hard fork specification was implemented by the Ethereum Foundation. On July 20, 2016, the Ethereum Network completed the hard fork, and a new version of the blockchain, without recognition of the theft, was born.

Many believed that after the hard fork the original version of the Blockchain would dissipate entirely. However, a group of miners continued to mine the original Blockchain for philosophical and economic reasons. On July 20, 2016, the original Ethereum protocol was rebranded as Ethereum Classic, and its native token as Ether Classic (“ETC”), preserving the untampered transaction history (including The DAO theft). Following the hard fork of Ethereum, each holder of Ether automatically received an equivalent amount of ETC tokens.

Overview of the Ethereum Network’s Operations

In order to own, transfer or use Ether directly on the Ethereum Network, as opposed to through an intermediary, such as a custodian, a person generally must have internet access to connect to the Ethereum Network. Ether transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending Ether, a user must notify the Ethereum Network of the transaction by broadcasting the transaction data to its network peers. The Ethereum Network provides confirmation against double-spending by memorializing every transaction in the Blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending is accomplished through the Ethereum Network validation process, which adds “blocks” of data, including recent transaction information, to the Blockchain.

Summary of an Ether Transaction

Prior to engaging in Ether transactions directly on the Ethereum Network, a user generally must first install on its computer or mobile device an Ethereum Network software program that will allow the user to generate a private and public key pair associated with an Ether address, commonly referred to as a “wallet.” The Ethereum Network software program and the Ether address also enable the user to connect to the Ethereum Network and transfer Ether to, and receive Ether from, other users.

Each Ethereum Network address, or wallet, is associated with a unique “public key” and “private key” pair. To receive Ether, the Ether recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the Ether. The recipient, however, does not make public or provide to the sender its related private key.

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his or her private key, the user may permanently lose access to the Ether contained in the associated address. Likewise, Ether is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending Ether, a user’s Ethereum Network software program must validate the transaction with the associated private key. In addition, since every computation on the Ethereum Network requires processing power, there is a transaction fee involved with the transfer that is paid by the payor. The resulting digitally validated transaction is sent by the user’s Ethereum Network software program to the Ethereum Network validators to allow transaction confirmation.

As discussed in greater detail below in “—Creation of New Ether,” Ethereum Network validators record and confirm transactions when they validate and add blocks of information to the Blockchain. In proof-of-stake, validators compete to be randomly selected to validate transactions. When a validator is selected to validate a block, it creates that block, which includes data relating to (i) the verification of newly submitted and accepted transactions and (ii) a reference to the prior block in the Blockchain to which the new block is being added. The validator becomes aware of outstanding, unrecorded transactions through the data packet transmission and distribution discussed above.

Upon the addition of a block included in the Blockchain, the Ethereum Network software program of both the spending party and the receiving party will show confirmation of the transaction on the Blockchain and reflect an adjustment to the Ether balance in each party’s Ethereum Network public key, completing the Ether transaction. Once a transaction is confirmed on the Blockchain, it is irreversible.

Some Ether transactions are conducted “off-blockchain” and are therefore not recorded in the Blockchain. These “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding Ether or the reallocation of ownership of certain Ether in a pooled-ownership digital wallet, such as a digital wallet owned by a Digital Asset Trading Platform. In contrast to on-blockchain transactions, which are publicly recorded on the Blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly Ether transactions in that they do not involve the transfer of transaction data on the Ethereum Network and do not reflect a movement of Ether between addresses recorded in the Blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of Ether ownership is not protected by the protocol behind the Ethereum Network or recorded in, and validated through, the blockchain mechanism.

Ether Markets

In addition to using Ether to engage in transactions, investors may purchase and sell Ether to speculate as to the value of Ether in the Ether market, or as a long-term investment to diversify their portfolio. The value of Ether within the market is determined, in part, by the supply of and demand for Ether in the global Ether market, market expectations for the adoption of Ether as a store of value, the number of merchants that accept Ether as a form of payment, and the volume of peer-to-peer transactions, among other factors.

Centralized spot Ether markets typically permit investors to open accounts with the trading platform and then purchase and sell Ether via websites or through mobile applications. Prices for trades on centralized spot Ether markets are typically reported publicly. An investor opening a trading account must deposit an accepted government-issued currency into their account with the spot market, or a previously acquired digital asset, before they can purchase or sell assets on the spot market. The process of establishing an account with a centralized Ether market and trading Ether is different from, and should not be confused with, the process of users sending Ether from one Ether address to another Ether address on the Blockchain or decentralized on-chain trading platforms. This latter process is an activity that occurs on the Ethereum Network, while the former is an activity that occurs entirely within the order book operated by the centralized spot market. The centralized spot market typically records the investor’s ownership of Ether in its internal books and records, rather than on the Blockchain. The centralized spot market ordinarily does not transfer Ether to the investor on the Blockchain unless the investor makes a request to the Digital Asset Trading Platform to withdraw the Ether in their account to an off-exchange Ether wallet.

See “—Ether Value” below for a discussion of historical spot Ether prices on Digital Asset Trading Platforms and how such prices may differ from the Index Price.

Outside of the spot markets, Ether can be traded over-the-counter (“OTC”). The OTC market is largely institutional in nature, and OTC market participants generally consist of institutional entities, such as firms that offer two-sided liquidity for Ether, investment managers, proprietary trading firms, high-net-worth individuals that trade Ether on a proprietary basis, entities with sizable Ether holdings, and family offices. The OTC market provides a relatively flexible market in terms of quotes, price, quantity, and other factors, although it tends to involve large blocks of Ether. The OTC market has no formal structure and no open-outcry meeting place. Parties engaging in OTC transactions will agree upon a price—often via phone or email—and then one of the two parties will initiate the transaction. For example, a seller of Ether could initiate the transaction by sending the Ether to the buyer’s Ether address. The buyer would then wire U.S. dollars to the seller’s bank account. OTC trades are sometimes hedged and eventually settled with concomitant trades on Ether spot markets.

In addition, Ether futures and options trading occurs on exchanges in the U.S. regulated by the CFTC. The market for CFTC-regulated trading of Ether derivatives has developed substantially. Through the common membership of NYSE Arca and the CME Ethereum Futures market in the Intermarket Surveillance Group (“ISG”), NYSE Arca may obtain information regarding trading in the Shares and listed Ether derivatives from the CME Ethereum Futures market via the ISG and from other exchanges who are members or affiliates of the ISG. Such an arrangement with the ISG and the CME Ethereum Futures market allows for the surveillance of Ether futures market conditions and price movements on a real-time and ongoing basis in order to detect and prevent price distortions, including price distortions caused by manipulative efforts. The sharing of surveillance information between NYSE Arca and the CME Ethereum Futures market regarding market trading activity, clearing activity and customer identity assists in detecting, investigating and deterring fraudulent and manipulative misconduct, as well as violations of NYSE Arca’s rules and the applicable federal securities laws and rules. NYSE Arca has also implemented surveillance procedures to monitor the trading of the Shares on NYSE Arca during all trading sessions and to deter and detect violations of NYSE Arca rules and the applicable federal securities laws.

Creation of New Ether

Initial Creation of Ether

Unlike other digital assets such as Bitcoin, which are solely created through a progressive mining process, 72.0 million Ether were created in connection with the launch of the Ethereum Network. The initial 72.0 million Ether were distributed as follows:

Initial Distribution: 60.0 million Ether, or 83.33% of the supply, was sold to the public in a crowd sale conducted between July and August 2014 that raised approximately $18 million.

Ethereum Foundation: 6.0 million Ether, or 8.33% of the supply, was distributed to the Ethereum Foundation for operational costs.

Ethereum Developers: 3.0 million Ether, or 4.17% of the supply, was distributed to developers who contributed to the Ethereum Network.

Developer Purchase Program: 3.0 million Ether, or 4.17% of the supply, was distributed to members of the Ethereum Foundation to purchase at the initial crowd sale price.

Following the launch of the Ethereum Network, Ether supply initially increased through a progressive mining process. Following the introduction of EIP-1559, described below, Ether supply and issuance rate varies based on factors such as recent use of the network.

Proof-of-Work Mining Process

Prior to September 2022, Ethereum operated using a proof-of-work consensus mechanism. Under proof-of-work, in order to incentivize those who incurred the computational costs of securing the network by validating transactions, there was a reward given to the computer that was able to create the latest block on the chain. Prior to the Merge (as defined below), approximately every 14 seconds, on average, a new block was added to the Blockchain with the latest transactions processed by the network, and the computer that generated this block was awarded a variable amount of Ether, depending on use of the network at the time. In certain mining scenarios, Ether was sometimes sent to another miner if they were also able to find a solution, but their block was not included. This is referred to as an uncle/aunt reward. Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) was guaranteed to be random. The process by which a digital asset was “mined” resulted in new blocks being added to such digital asset’s blockchain and new digital assets being issued to the miners. Prior to the Merge upgrade, described below, computers on the Ethereum Network engaged in a set of prescribed complex mathematical calculations in order to add a block to the Blockchain and thereby confirm Ether transactions included in that block’s data.

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

Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, miners (sometimes called validators) risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as validating multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work and is sometimes referred to as “virtual mining”. As of December 31, 2024, every 12 seconds, approximately, a new block is added to the Blockchain with the latest transactions processed by the network, and the validator that generated this block is awarded Ether.

Limits on Ether Supply

The rate at which new Ether are issued and put into circulation is expected to vary. In September 2022 the Ethereum Network converted from proof-of-work to a new proof-of-stake consensus mechanism. As of December 31, 2024, approximately 2,600 Ether are issued per day, though the issuance rate varies based on the number of validators on the network. In addition, the issuance of new Ether could be partially or completely offset by the burn mechanism introduced by the EIP-1559 modification, under which Ether are removed from supply at a rate that varies with network usage. See “—Modifications to the Ethereum Protocol.” On occasion, the Ether supply has been deflationary over a 24-hour period as a result of the burn mechanism. The attributes of the new consensus algorithm are subject to change, but in sum, the new consensus algorithm and related modifications reduced total new Ether issuances and could turn the Ether supply deflationary over the long term.

As of December 31, 2024, approximately 120 million Ether were outstanding.

Modifications to the Ethereum Protocol

The Ethereum Network is an open-source project with no official developer or group of developers that controls the Ethereum Network. However, the Ethereum Network’s development has historically been overseen by the Ethereum Foundation and a core group of developers. The Ethereum Foundation and core developers are able to access, and can alter, the Ethereum Network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Ethereum Network’s source code.

For example, in 2019 the Ethereum Network completed a network upgrade called Metropolis that was designed to enhance the usability of the Ethereum Network and was introduced in two stages. The first stage, called Byzantium, was implemented in October 2017. The purpose of Byzantium was to increase the network’s privacy, security, and scalability and reduce the block reward from 5.0 Ether to 3.0 Ether. The second stage, called Constantinople, was implemented in February 2019, along with another upgrade, called St. Petersburg. Another network upgrade, called Istanbul, was implemented in December 2019. The purpose of Istanbul was to make the network more resistant to denial of service attacks, enable greater interoperability between the Ethereum Network and Zcash network, as well as other Equihash-based proof-of-work digital assets, and to increase the scalability and performance for solutions on zero-knowledge privacy technology like SNARKs and STARKs. The purpose of these upgrades was to prepare the Ethereum Network for the introduction of a proof-of-stake algorithm and reduce the block reward from 3.0 Ether to 2.0 Ether. In the second half of 2020, the Ethereum Network began the first of several stages of an upgrade culminating in the Merge. The Merge amended the Ethereum Network’s consensus mechanism to include proof-of-stake. In April, 2023, the Ethereum Network completed a network upgrade called Shapella, which enabled users to unstake their previously-staked Ether and remove it from the relevant smart contract. In March 2024, the Ethereum Network completed a network upgrade called Dencun, which enabled “proto-danksharding.” The purpose of proto-danksharding is to increase scalability of the Ethereum Network by allowing easy synchronization with Layer 2 networks capable of processing many more transactions than the Layer 1 blockchain alone. The intended effect would be to increase the rate of transactions that can be processed by the Ethereum Network. Forthcoming planned upgrades include Pectra, which intends to, among other changes, increase the maximum amount of Ether that a validator can stake from 32 to 2,048.

In 2021, the Ethereum Network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate the fees paid to miners (now validators). This new methodology splits fees into two components: a base cost and priority fee. The base cost is now removed from circulation, or “burnt”, and the priority fee is paid to validators. EIP-1559 has reduced the total net issuance of Ether fees to validators. The release of updates to the Ethereum Network’s source code does not guarantee that the updates will be automatically adopted. Users and validators must accept any changes made to the Ethereum source code by downloading the proposed modification of the Ethereum Network’s source code. A modification of the Ethereum Network’s source code is effective only with respect to the Ethereum users and validators that download it. If a modification is accepted by only a percentage of users and validators, a division in the Ethereum Network may occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.” Consequently, as a practical matter, a modification to the source code becomes part of the Ethereum Network only if accepted by participants collectively having most of the validation power on the Ethereum Network.

Core development of the Ethereum source code has increasingly focused on modifications of the Ethereum protocol to increase speed and scalability and also allow for financial and non-financial next generation uses. The Trust’s activities will not directly relate to such projects, though such projects may utilize Ether as tokens for the facilitation of their non-financial uses, thereby potentially increasing demand for Ether and the utility of the Ethereum Network as a whole. Conversely, projects that operate and are built within the Blockchain may increase the data flow on the Ethereum Network and could either “bloat” the size of the Blockchain or slow confirmation times.

Forms of Attack Against the Ethereum Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Ethereum Network contains certain flaws. For example, the Ethereum Network is currently vulnerable to attacks where, if a validator or group of validators acting in concert were to gain control of more than certain thresholds of staked Ether, a malicious actor would be able to gain full control of the network and the ability to manipulate the Blockchain. As of the date of this Annual Report, the top three largest staking pools controlled approximately 42% of the Ether staked on the Ethereum Network. Any future attacks on the Ethereum Network could negatively impact the perception of the Ethereum Network, the value of Ether, and the value of the Shares.

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and the transfer of digital assets, including Ether. Any similar attacks on the Ethereum Network that impact the ability to transfer Ether could have a material adverse effect on the price of Ether and the value of the Shares.

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

A validator is a node on a proof-of-stake blockchain that is responsible for securing the network, storing the history of transactions and confirming the validity of new transactions added to the next block in the chain. On the Ethereum Network, a validator must stake 32 Ether in order to participate in maintaining the network. When a validator confirms a transaction, the validator receives a fee, sometimes referred to as a block reward. Validators range from Ethereum enthusiasts to professional operations that design and build dedicated machines and data centers. During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum Network, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions, such as Flashbots, have been developed which facilitate validators in capturing MEV produced by these increased fees. See “—Creation of New Ether” and “—Proof-of-Stake Process” above.

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

Retail Sector

The retail sector includes users transacting in direct peer-to-peer Ether transactions through the direct sending of Ether over the Ethereum Network. While the use of Bitcoin to purchase goods and services from commercial or service businesses is developing, Ether has not yet been accepted in the same manner because Ether has a slightly different purpose than Bitcoin. Ether’s primary purpose is its use as payment for transaction fees and computational services (i.e., smart contracts) on the Ethereum Network. In the year ended December 31, 2024, the Ethereum Network facilitated daily transaction values between approximately $1.6 billion and approximately $31.3 billion. For reference, the Bitcoin network facilitated daily transaction values between approximately $2.9 billion and $57.6 billion over the same period. If the Ethereum Network’s smart contract capabilities are not more widely utilized, it may struggle to compete with other digital assets.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of Ether. For example, Coinbase, Kraken, LMAX Digital and Crypto.com are some of the largest Digital Asset Trading Platforms by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store Ether for users. As the Ethereum Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Ethereum Network.

Competition

Thousands of digital assets have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While the Ethereum Network has enjoyed some success in its limited history, the aggregate value of outstanding Ether is smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. In addition, while Ether was the first digital asset with a network that served as a smart contracts platform, a number of newer digital assets also function as smart contracts platforms, including Solana, Avalanche and Cardano. Some industry groups have also created private, permissioned blockchains. For example, J.P. Morgan has developed a platform called Kinexys (formerly known as Onyx), which is described as a blockchain-based platform designed for use by the financial services industry.

Ether Value

Digital Asset Trading Platform Valuation

The value of Ether is determined by the value that various market participants place on Ether through their transactions. The most common means of determining the value of an Ether is by surveying one or more Digital Asset Trading Platforms where Ether is traded publicly and transparently. Additionally, there are over-the-counter dealers or market makers that transact in Ether.

Digital Asset Trading Platform Public Market Data

On each online Digital Asset Trading Platform, Ether is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro, or stablecoins such as U.S. Dollar Coin (“USDC”). Over-the-counter dealers or market makers do not typically disclose their trade data.

As of December 31, 2024, the Digital Asset Trading Platforms included in the Index were Coinbase, Kraken, LMAX Digital and Crypto.com. As further described below, the Sponsor and the Trust reasonably believe each of these Digital Asset Trading Platforms are in material compliance with applicable licensing requirements based on the Trading Platform Category and Jurisdiction, as detailed below, and maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations.

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

LMAX Digital: A U.K.-based trading platform registered as a broker with the Financial Conduct Authority. LMAX Digital does not hold a BitLicense.

Currently, there are several Digital Asset Trading Platforms operating worldwide, and online Digital Asset Trading Platforms represent a substantial percentage of Ether buying and selling activity and provide the most data with respect to prevailing valuations of Ether. These trading platforms include established trading platforms such as trading platforms included in the Index which provide a number of options for buying and selling Ether. The below table reflects the trading volume in Ether and market share of the Ether-U.S. dollar trading pair of each of the Digital Asset Trading Platforms included in the Index as of December 31, 2024 (collectively, “Constituent Trading Platforms”), using data since the inception of the Trust:

Digital Asset Trading Platforms included in the Index as of December 31, 2024	Volume (Ether)	Market Share(1)
Coinbase	454,664,130	33.33%
Kraken	141,401,381	10.36%
Crypto.com	118,685,728	8.70%
LMAX Digital	76,306,417	5.59%
Total Ether-U.S. Dollar trading pair	791,057,656	57.98%

(1)
Market share is calculated using trading volume (in Ether) for certain Digital Asset Trading Platforms, including Coinbase, Kraken, LMAX Digital and Crypto.com, as well as certain other large U.S.-dollar denominated Digital Asset Trading Platforms that were not included in the Index as of December 31, 2024, including Bitstamp, Binance.US (data included from April 1, 2020 through October 14, 2023), Bittrex (data included from July 31, 2018 through December 3, 2023), Bitfinex, Bitflyer (data included from November 13, 2022), Bullish (data included from June 11, 2024), Cboe Digital (data included from October 1, 2020 through December 31, 2023), CEX.IO (data included from January 1, 2024), Gemini, HitBTC (data included from June 13, 2019 through March 31, 2020), itBit (data included from December 27, 2018), OKCoin (data included from December 25, 2018 through December 31, 2022) and FTX.US (data included from July 1, 2021 through November 12, 2022).

The domicile, regulation and legal compliance of the Digital Asset Trading Platforms included in the Index varies. Information regarding each Digital Asset Trading Platform may be found, where available, on the websites for such Digital Asset Trading Platforms, among other places.

Although the Index is designed to accurately capture the market price of Ether, third parties may be able to purchase and sell Ether on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of Ether on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2024, the maximum differential between the 4:00 p.m., New York time, spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 0.29% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 0.28%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.003%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Ether.

The Index and the Index Price

The Index is a U.S. dollar-denominated composite reference rate for the price of Ether. The Index is designed to (1) mitigate the effects of fraud, manipulation and other anomalous trading activity from impacting the Ether reference rate, (2) provide a real-time, volume-weighted fair value of Ether and (3) appropriately handle and adjust for non-market related events.

The Index Price is determined by the Index Provider through a process in which trade data is cleansed and compiled in such a manner as to algorithmically reduce the impact of anomalistic or manipulative trading. This is accomplished by adjusting the weight of each data input based on price deviation relative to the observable set, as well as recent and long-term trading volume at each venue relative to the observable set. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements, unless otherwise disclosed.

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
•
Real-time price discovery;
•
Limited or no capital controls;
•
Transparent ownership including a publicly-known ownership entity;
•
Publicly available language and policies addressing legal and regulatory compliance, including KYC (Know Your Customer), AML (Anti-Money Laundering) and other policies designed to comply with relevant regulations that might apply to it; and
•
Offer programmatic spot trading of the trading pair, and reliably publish trade prices and volumes on a real-time basis through Rest and Websocket APIs.

All trading platforms that meet these Inclusion Criteria will be assigned to one trading platform Category as defined by the additional criteria below:

•
Category 1
o
Licensed and/or able to serve investors, retail or professional, in the U.S.; and
o
Maintain sufficient USD or USDC liquidity relative to the size of the listed assets.
•
Category 2
o
Licensed (including in-principal licensure) and/or able to serve investors, retail or professional, in one or more of the following jurisdictions:
•
United Kingdom
•
European Union
•
In the event a trading platform is only licensed or able to serve investors in select European Union countries and none of the other listed jurisdictions, the Index Provider reserves the right to evaluate its eligibility on a case-by-case basis.
•
Hong Kong
•
Singapore; and
o
Maintain sufficient USD or USDC liquidity relative to the size of the listed assets.

A Digital Asset Trading Platform is removed from the Constituent Trading Platforms when it no longer satisfies the Inclusion Criteria. The Index Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Trading Platforms. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. Ether derivative markets are also not currently included. While the Index Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Index Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of Ether derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

The Index Provider and the Sponsor have entered into the index license agreement, dated as of February 1, 2022 (as amended, the “Index License Agreement”), governing the Sponsor’s use of the Index Price. Pursuant to the terms of the Index License Agreement, the Index Provider may adjust the calculation methodology for the Index Price without notice to, or consent of, the Trust or its shareholders. The Index Provider may decide to change the calculation methodology to maintain the integrity of the Index Price calculation should it identify or become aware of previously unknown variables or issues with the existing methodology that it believes could materially impact its performance and/or reliability. The Index Provider has sole discretion over the determination of the Index Price and may change the methodologies for determining the Index Price from time to time. Shareholders will be notified of any material changes to the calculation methodology or the Index Price in the Trust’s current reports and will be notified of all other changes that the Sponsor considers significant in the Trust’s periodic or current reports. The Sponsor will determine the materiality of any changes to the Index Price on a case-by-case basis, in consultation with external counsel.

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

Determination of the Index Price

The Index applies an algorithm to the price of Ether on the Constituent Trading Platforms calculated on a per second basis over a 24-hour period. The Index’s algorithm is expected to reflect a four-pronged methodology to calculate the Index Price from the Constituent Trading Platforms:

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
•
Manipulation Resistance: In order to mitigate the effects of wash-trading and order book spoofing, the Index only includes executed trades in its calculation. Additionally, the Index only includes Constituent Trading Platforms that charge trading fees to its users in order to attach a real, quantifiable cost to any manipulation attempts.

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

The Sponsor believes the Index Provider’s selection process for Constituent Trading Platforms as well as the methodology of the Index Price’s algorithm provides a more accurate picture of Ether price movements than a simple average of Digital Asset Trading Platform spot prices, and that the weighting of Ether prices on the Constituent Trading Platforms limits the inclusion of data that is influenced by temporary price dislocations that may result from technical problems, limited liquidity or fraudulent activity elsewhere in the Ether spot market. By referencing multiple trading venues and weighting them based on trade activity, the Sponsor believes that the impact of any potential fraud, manipulation or anomalous trading activity occurring on any single venue is reduced.

If the Index Price becomes unavailable, or if the Sponsor determines in good faith that such Index Price does not reflect an accurate price for Ether, then the Sponsor will, on a best efforts basis, contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact such Index Price remains unavailable or the Sponsor continues to believe in good faith that such Index Price does not reflect an accurate price for Ether, then the Sponsor will employ a cascading set of rules to determine the Index Price, as described below in “—Determination of the Index Price When Index Price is Unavailable.”

The Trust values its Ether for operational purposes by reference to the Index Price. The Index Price is the value of an Ether as represented by the Index, calculated at 4:00 p.m., New York time, on each business day.

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

•
Volume Weighting: Each Constituent Trading Platform will be weighted to appropriately reflect the trading volume share of the Constituent Trading Platform relative to all the Constituent Trading Platforms during this same period. For example, for each calculation of the Index Price, the initial weight of each Constituent Trading Platform used to calculate the Index Price will be based on its share of the volume over the past 24-hour period as a percentage of the aggregate 24-hour volume for all Constituent Trading Platforms. The initial weight may be adjusted based on inactivity and price variance as described below.
•
Inactivity Adjustment: Assume that a Constituent Trading Platform represented a 14% weighting on the Index Price of the digital asset, which is based on the per-second calculations of its trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in such Index, and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start de-weighting the Constituent Trading Platform after a specified period and continue to do so until its influence was effectively zero. As soon as trading activity resumed at the Constituent Trading Platform, the index algorithm would re-weight it to the appropriate weighting factoring in the period of inactivity.
•
Price-Variance Weighting: The price-variance weighting adjustment is a relative measure of each trading platform versus the cohort of trading platforms. The further the price at a Constituent Trading Platform is from the mean price of the cohort, the less influence that trading platform’s price will have on the algorithm that produces the Index Price, as the trading platform data is discretely weighted in proportion to their variance from the rest of the trading platforms on a per-second basis.

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
2.
Index Price = The price set by Coin Metrics Real-Time Rate (the “Secondary Index”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Index Price”). The Secondary Index Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc. (the “Secondary Index Provider”). The Secondary Index Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. The Secondary Index Provider and the Sponsor have entered into the master services agreement, dated as of August

4, 2020, and order forms thereunder, pursuant to which the Sponsor may obtain and use the Secondary Index and the Secondary Index Price from the Secondary Index Provider. If the Secondary Index becomes unavailable, or if the Sponsor determines in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Secondary Index Provider to obtain the Secondary Index Price directly from the Secondary Index Provider. If after such contact the Secondary Index remains unavailable or the Sponsor continues to believe in good faith that the Secondary Index does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Index Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
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

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth above, or change the cascading set of rules set forth above at any time. The Sponsor will provide notice of any such changes in the Trust’s periodic or current reports and, if the Sponsor makes such a change other than on an ad hoc or temporary basis, will file a proposed rule change with the SEC.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, the Treasury Department Office of Foreign Assets Control (“OFAC”), SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury (the “IRS”), the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem. On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.”

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance Holdings Ltd. (“Binance”) and Coinbase, Inc. (“Coinbase”), and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. The outcomes of these proceedings, as well as ongoing and future regulatory actions, have had a material adverse effect on the digital asset industry as a whole and on the price of Ether, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In August 2021, the former chair of the SEC stated that he believed investors using Digital Asset Trading Platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The former chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The former chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. However, the former chair has subsequently stated that the SEC already has explicit authority under existing laws to regulate the digital asset sector and several enforcement actions were filed against Digital Asset Trading Platforms during the first half of 2023. In particular, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest Digital Asset Trading Platforms, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies.

The SEC has taken steps to interpret its existing authorities as covering various digital asset activities. For example, the SEC has previously proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule under Rule 206(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. It is also possible that a new Administration and a new Congress in the United States propose new laws and regulations related to digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Ether, validating activity or the operation of the Ethereum Network or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—A determination that Ether or any other digital asset is a “security” may adversely affect the value of Ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

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
•
The Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member states in 2023. Certain parts of MiCA became effective as of June 2024 and the remainder applied as of December 2024.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Trading Platforms. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Ether by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Ethereum ecosystem in the United States and globally, or otherwise negatively affect the value of Ether held by the Trust. The effect of any future regulatory change on the Trust or the Ether held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

The CFTC has regulatory jurisdiction over the Ether futures markets. In addition, because the CFTC has determined that Ether is a non-security “commodity” under the Commodity Exchange Act of 1936, as amended (the “CEA”) and the rules thereunder, it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for Ether. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges, spot Digital Asset Trading Platforms or retail transactions involving spot Ether that do not utilize collateral, leverage, or financing. The National Futures Association (“NFA”) is the self-regulatory agency for the U.S. futures industry, and as such has jurisdiction over Ether futures. However, the NFA does not have regulatory oversight authority for the cash or spot market for Ether trading or transactions.

In February 2021, certain designated contract markets (“DCMs”) registered with the CFTC, including the CME, launched new contracts for Ether futures products. DCMs are boards of trades (commonly referred to as exchanges) that operate under the regulatory oversight of the CFTC, pursuant to Section 5 of the CEA. To obtain and maintain designation as a DCM, an exchange must comply on an initial and ongoing basis with twenty-three Core Principles established under Section 5(d) of the CEA. Among other things, DCMs are required to establish self-regulatory programs designed to enforce the DCM’s rules, prevent market manipulation and customer and market abuses, and ensure the recording and safe storage of trade information. The CFTC engaged in a “heightened review” of the self-certification of Ether futures, which required DCMs to enter direct or indirect information sharing agreements with spot market platforms to allow access to trade and trader data; monitor data from cash markets with respect to price settlements and other Ether prices more broadly, and identify anomalies and disproportionate moves in the cash markets compared to the futures markets; engage in inquiries, including at the trade settlement level when necessary; and agree to regular coordination with CFTC surveillance staff on trade activities, including providing the CFTC surveillance team with trade settlement data upon request.

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Ether, validating activity or the operation of the Ethereum Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.”

Description of the Trust

The Trust is a Delaware Statutory Trust that was formed on December 13, 2017 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act (“DSTA”). On January 11, 2019, the Trust changed its name from Ethereum Investment Trust to Grayscale Ethereum Trust (ETH) by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA. Subsequently, on November 4, 2024, the Trust changed its name from Grayscale Ethereum Trust (ETH) to Grayscale Ethereum Trust ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA. The Trust operates pursuant to the Trust Agreement.

The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is passive and is not managed like a corporation or an active investment vehicle. The Trust’s Ether are held by the Custodian on behalf of the Trust. The Trust’s Ether will be transferred out of the Vault Balance only in the following circumstances: (i) transferred to pay the Sponsor’s Fee or any Additional Trust Expenses, (ii) sold on an as-needed basis to pay Additional Trust Expenses or (iii) sold on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation. Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery or sale of Ether by the Trust to pay the Sponsor’s Fee or any Additional Trust Expenses will be a taxable event for shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

The Trust is not a registered investment company under the Investment Company Act and the Sponsor believes that the Trust is not required to register under the Investment Company Act. The Trust will not trade, buy, sell or hold Ether derivatives, including Ether futures contracts, on any futures exchange. The Trust is authorized solely to take immediate delivery of actual Ether. The Sponsor does not believe the Trust’s activities are required to be regulated by the CFTC under the CEA as a “commodity pool” under current law, regulation and interpretation. The Trust will not be operated by a CFTC-regulated commodity pool operator because it will not trade, buy, sell or hold Ether derivatives, including Ether futures contracts, on any futures exchange. Investors in the Trust will not receive the regulatory protections afforded to investors in regulated commodity pools, nor may the COMEX division of the New York Mercantile Exchange or any futures exchange enforce its rules with respect to the Trust’s activities. In addition, investors in the Trust will not benefit from the protections afforded to investors in Ether futures contracts on regulated futures exchanges.

The Trust creates Shares from time to time but only in Baskets. A Basket equals a block of 10,000 Shares. The number of outstanding Shares is expected to increase from time to time as a result of the creation of Baskets. The creation of Baskets will require the delivery to the Trust of the amount of Ether (or cash to acquire the amount of Ether) represented by the Baskets being created. The creation of a Basket will be made only in exchange for the delivery to the Trust of the amount of whole and fractional Ether represented by each Basket being created, the amount of which is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on the relevant trade date, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place) by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Ether (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

Following the listing of Shares on NYSE Arca, Authorized Participants can engage with the Sponsor and the Trust to create and redeem Baskets. Authorized Participants are able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Ether, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on NYSE Arca over such value, or cause the Shares to trade at a discount to such value, which historically has been substantial.

Each Share represented approximately 0.0084 Ether as of December 31, 2024. Each Share in the initial Baskets represented approximately 0.0111 Ether. The decrease in the amount of Ether represented by each Share since inception is primarily a result of the Share Split and the Initial Distribution and, to a lesser degree, the periodic withdrawal of Ether to pay the Sponsor’s Fee and any Additional Trust Expenses. The amount of Ether required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s Ether to pay the Sponsor’s Fee and any Additional Trust Expenses.

The Sponsor will determine the Trust’s NAV on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the NAV per Share, which equals the NAV divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s NAV and NAV per Share on the Trust’s website, www.etfs.grayscale.com/ethe, as soon as practicable after the Trust’s NAV and NAV per Share have been determined by the Sponsor. See “—Valuation of Ether and Determination of NAV.”

The Trust’s assets consist solely of Ether, cash proceeds from the sale of Ether and any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. As a result, the Trust does not expect to hold any Incidental Rights or IR Virtual Currency or to take any Incidental Rights or IR Virtual Currency into account for the purposes of determining the NAV or the NAV per Share.

Each Share represents a proportional interest, based on the total number of Shares outstanding, in each of the Trust’s assets as determined in the case of Ether by reference to the Index Price, less the Trust’s expenses and other liabilities (which include accrued but unpaid fees and expenses). The Sponsor expects that the market price of the Shares will fluctuate over time in response to the market prices of Ether. In addition, because the Shares reflect the estimated accrued but unpaid expenses of the Trust, the amount of Ether represented by a Share will gradually decrease over time as the Trust’s Ether are used to pay the Trust’s expenses.

Ether pricing information is available on a 24-hour basis from various financial information service providers or Ethereum Network information sites, such as CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Trading Platforms. As of December 31, 2024, the Constituent Trading Platforms of the Index were Coinbase, Kraken, LMAX Digital, and Crypto.com. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

Until December 31, 2024, the Trust’s Sponsor was Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of DCG. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for more information regarding the Reorganization on January 1, 2025. The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902, and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the sole equity holder of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole equity holder of the Sponsor.

The Sponsor is neither an investment adviser registered with the SEC nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Investment Advisers Act or the CEA.

The Sponsor arranged for the creation of the Trust and, following their uplisting on July 23, 2024, listing of the Shares on NYSE Arca (the Shares were previously quoted on OTCQX). As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated to pay the Sponsor-paid Expenses. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares.

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Trust for investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the NAV and the NAV per Share of the Trust each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Trust’s Ether, as needed to pay the Sponsor’s Fee and any Additional Trust Expenses, (vi) upon dissolution of the Trust, distributing the Trust’s remaining Ether or the cash proceeds of the sale thereof to the owners of record of the Shares and (vii) establishing the principal market for U.S. GAAP valuation. In addition, if there is a fork in the Ethereum Network after which there is a dispute as to which network resulting from the fork is the Ethereum Network, the Sponsor has the authority to select the network that it believes in good faith is the Ethereum Network, unless such selection or authority would otherwise conflict with the Trust Agreement.

The Sponsor does not store, hold, or maintain custody or control of the Trust’s Ether but instead has entered into the Prime Broker Agreement with the Custodian to facilitate the security of the Trust’s Ether.

The Sponsor may transfer all or substantially all of its assets to an entity that carries on the business of the Sponsor if at the time of the transfer the successor assumes all of the obligations of the Sponsor under the Trust Agreement. In such an event, the Sponsor will be relieved of all further liability under the Trust Agreement.

The Sponsor’s Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and as partial consideration for the Sponsor’s agreement to pay the Sponsor-paid Expenses. See “—Expenses; Sales of Ether.”

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth under “—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable” above, or change the cascading set of rules set forth above at any time.

Marketing Agent Agreement

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

As of July 22, 2024, the Sponsor amended, solely with respect to the Trust, the Distribution and Marketing Agreement, dated as of October 3, 2022, among the Sponsor, the Trust and Grayscale Securities, LLC (“Grayscale Securities”), an affiliate of the Sponsor and an affiliate and related party of the Trust, to remove the Trust as an entity covered by the Distribution and Marketing Agreement. In its capacity as distributor and marketer, Grayscale Securities assisted the Sponsor in developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust.

Index License Agreement

The Sponsor has entered into the Index License Agreement with CoinDesk Indices, Inc., the Index Provider, governing the Sponsor’s use of the Index for calculation of the Index Price. The Index Provider may adjust the calculation methodology for the Index without notice to, or consent of, the Trust or its shareholders. Under the Index License Agreement, the Sponsor pays a monthly fee and a fee based on the NAV of the Trust to the Index Provider in consideration of its license to the Sponsor of Index-related intellectual property. The initial term of the Index License Agreement was February 1, 2022 through the later of February 29, 2024 and the latest date set forth on any order form executed under the Index License Agreement. On June 20, 2023, the Sponsor and the Index Provider, entered into an amendment to the Index License Agreement to extend the initial term of the Index License Agreement from February 29, 2024, to February 28, 2025. On February 5, 2025, the Sponsor and the Index Provider, entered into an amendment to the Index License Agreement to extend the term of the Index License Agreement from February 28, 2025, to February 29, 2028. Thereafter, the Index License Agreement will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement.

Administration and Accounting Agreement

The Sponsor has entered into a Fund Administration and Accounting Agreement with BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, to provide administration and accounting services to the Trust. Pursuant to the terms of the Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon Asset Servicing keeps the operational records of the Trust and prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon Asset Servicing may also perform other services for the Trust pursuant to the Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon Asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

The Trustee

CSC Delaware Trust Company (formerly known as Delaware Trust Company) serves as Delaware trustee of the Trust under the Trust Agreement. The Trustee has its principal office at 251 Little Falls Drive, Wilmington, Delaware 19808. The Trustee is unaffiliated with the Sponsor. A copy of the Trust Agreement is available for inspection at the Sponsor’s principal office identified above.

The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee will be limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Delaware Trustee is required to execute under the DSTA. To the extent that, at law or in equity, the Trustee has duties (including fiduciary duties) and liabilities relating thereto to the Trust or the shareholders, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian, Prime Broker, or any other person.

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

The Trustee has not prepared or verified, and will not be responsible or liable for, any information, disclosure or other statement in this Annual Report or in any other document issued or delivered in connection with the sale or transfer of the Shares. The Trust Agreement provides that the Trustee will not be responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the Ether or other assets of the Trust. See “—Description of the Trust Agreement.”

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

The Transfer Agent and the Co-Transfer Agent

The Bank of New York Mellon serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”). The Transfer Agent: (1) facilitates the issuance and redemption of Shares of the Trust; (2) responds to correspondence by Trust shareholders and others relating to its duties; (3) maintains shareholder accounts; and (4) makes periodic reports to the Trust. The Transfer Agent has its principal office at 240 Greenwich Street, New York, New York 10286. A copy of the Transfer Agency and Service Agreement is available for inspection at the Sponsor’s principal office identified herein.

Continental Stock Transfer & Trust Company, a Delaware corporation, serves as a co-transfer agent for the Trust (the “Co-Transfer Agent”) pursuant to the terms and provisions of the Co-Transfer Agency Agreement (the “Co-Transfer Agency Agreement”). The Co-Transfer Agent has its principal office at 1 State Street, 30th Floor, New York, New York 10004. A copy of the Co-Transfer Agency and Service Agreement is available for inspection at the Sponsor’s principal office identified herein.

Fees paid to the Transfer Agent and Co-Transfer Agent are a Sponsor-paid Expense.

Administrator

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing also serves as the administrator for the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

Authorized Participants

An Authorized Participant must enter into a “Participant Agreement” with the Sponsor and the Trust to govern its placement of orders to create and redeem Baskets. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the delivery of Ether required for creations. A copy of the form of Participant Agreement is available for inspection at the Sponsor’s principal office identified herein.

Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent. Subject to In-Kind Regulatory Approval (as defined below), in the future any Authorized Participants creating and redeeming Shares through In-Kind Orders (as defined below) must also own, or their designee in connection with In-Kind Orders (“AP Designee”), must own, an Ether wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

The Trust issues Shares to, and redeems Shares from, Authorized Participants on an ongoing basis, but only in one or more Baskets (with a “Basket” being a block of 10,000 Shares). The Participant Agreements set forth the procedures for the creation and redemption of Baskets by the Authorized Participants. Although the Trust creates Baskets only upon the receipt of Ether, and redeems Baskets only by distributing Ether or proceeds from the disposition of Ether, at this time an Authorized Participant can only submit “Cash Orders,” pursuant to which the Authorized Participant will deposit cash into, or accept cash from, the Cash Account (as defined herein) in connection with the creation and redemption of Baskets. Cash Orders will be facilitated by the Transfer Agent and Grayscale Investments Sponsors, LLC (in such capacity, the “Liquidity Engager”), which will engage one or more eligible companies (each, a “Liquidity Provider”) that is not an agent of, or otherwise acting on behalf of, any Authorized Participant to obtain or receive Ether in connection with such orders. The Sponsor may in its sole discretion limit the number of Shares created pursuant to Cash Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Cash Orders in excess of such capped amount. The redemption of Shares pursuant to Cash Orders will only take place if approved by the Sponsor in writing, in its sole discretion and on a case-by-case basis.

The Trust is currently able to accept Cash Orders. However, and in common with other spot Ether exchange-traded products, the Trust is not at this time able to create and redeem shares via in-kind transactions with Authorized Participants, and there has yet to be definitive regulatory guidance on whether and how registered broker-dealers can hold and deal in Ether in compliance with the federal securities laws. If NYSE Arca were to seek and obtain necessary regulatory approval from the SEC to amend its listing rules to allow “In-Kind Orders” (the “In-Kind Regulatory Approval”), in the future the Trust may also create and redeem Baskets via In-Kind Orders, pursuant to which an Authorized Participant or its AP Designee would deposit Ether directly with the Trust or receive Ether directly from the Trust. However, because In-Kind Regulatory Approval has not been obtained, Baskets cannot be created or redeemed through In-Kind Orders and can only be created or redeemed through Cash Orders. There can be no assurance as to when such regulatory clarity will emerge, or when NYSE Arca will seek or obtain such regulatory approval, if at all. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust” for more information.

As of the date of this Annual Report, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with Jane Street Capital, LLC, Virtu Americas LLC, Macquarie Capital (USA) Inc., ABN AMRO Clearing USA LLC, and Goldman Sachs & Co. LLC, pursuant to which such entities have agreed to act as Authorized Participants. The Sponsor may engage additional Authorized Participants who are unaffiliated with the Trust in the future.

In connection with the entry into the Participant Agreements referred to above, as of July 22, 2024, the Sponsor amended, solely, with respect to the Trust, the Participant Agreement, dated as of October 3, 2022, between the Sponsor and Grayscale Securities, an affiliate of the Sponsor and an affiliate and related party of the Trust, to remove the Trust as an entity covered by the Participant Agreement. As a result, since July 22, 2024, Grayscale Securities ceased acting as an Authorized Participant of the Trust.

No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Liquidity Providers

Liquidity Providers facilitate the purchase and sale of Ether in connection with Cash Orders for creations or redemptions of Baskets. The Liquidity Providers with which Grayscale Investments Sponsors, LLC, acting in its capacity as the Liquidity Engager, will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

As of the date of this Annual Report, the Liquidity Engager has engaged JSCT, LLC, Virtu Financial Singapore Pte. Ltd., Flow Traders B.V., Flowdesk, Cumberland DRW LLC, and Galaxy Digital Trading Cayman LLC as Liquidity Providers. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

Jane Street Capital, LLC, one of the Authorized Participants, is an affiliate of JSCT, LLC, one of the Liquidity Providers. Virtu Americas LLC, one of the Authorized Participants, is an affiliate of Virtu Financial Singapore Pte., Ltd, one of the Liquidity Providers.

The Custodian and Prime Broker

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Prime Broker Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, New York 10003. A copy of the Prime Broker Agreement is available for inspection at the Sponsor’s principal office identified herein.

Under the Prime Broker Agreement, the Custodian controls and secures the Trust’s “Vault Balance,” a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s Ether, on the Trust’s behalf. The Custodian’s services (i) allow Ether to be deposited from a public blockchain address to the Trust’s Vault Balance and (ii) allow the Trust or Sponsor to withdraw Ether from the Trust’s Vault Balance to a public blockchain address the Trust or Sponsor controls (the “Custodial and Prime Broker Services”). The Vault Balance uses offline storage, or “cold” storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected.

The Custodian will withdraw from the Trust’s Vault Balance the amount of Ether necessary to pay the Trust’s expenses.

Fees paid to the Custodian are a Sponsor-paid Expense.

Under the Prime Broker Agreement, each of the Custodian and the Trust has agreed to indemnify and hold harmless the other party from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of or related to the Custodian’s or the Trust’s, as the case may be, breach of the Prime Broker Agreement, inaccuracy in any of the Custodian’s or the Trust’s, as the case may be, representations or warranties in the Prime Broker Agreement, or the Trust’s violation, or the Custodian’s knowing violation, of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the negligence, fraud or willful misconduct of the other such party. In addition, the Trust has agreed to indemnify the Custodian with respect to any Incidental Rights or IR Virtual Currency abandoned by the Trust and any tax liability relating thereto or arising therefrom.

The Custodian and its affiliates may from time to time purchase or sell Ether for their own accounts and as agent for their customers or Shares for their own accounts. The foregoing notwithstanding, Ether in the Vault Balance are not treated as general assets of the Custodian and cannot be commingled with any other digital assets held by the Custodian. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the Ether in the Vault Balance are considered fiduciary assets that remain the Trust’s property at all times.

Once each calendar year, the Sponsor or the Trust may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that all representations and warranties made by the Custodian in the Prime Broker Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year. In addition, the Custodian has agreed to allow the Trust and the Sponsor to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.

If the Custodian resigns in its capacity as custodian, the Sponsor may appoint an additional or replacement custodian and enter into a custodian agreement on behalf of the Trust with such custodian. Furthermore, the Sponsor and the Trust may use Ether custody services or similar services provided by entities other than Coinbase Custody Trust Company, LLC at any time without prior notice to Coinbase Custody Trust Company, LLC.

Custody of the Trust’s Ether

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

Key Storage

Private key shards are distributed geographically by the Prime Broker and the Custodian (together, the “Custodial Entities”) in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian and the Prime Broker for security purposes.

The Vault Balance primarily uses “cold” storage mechanisms to secure a substantial portion of the Trust’s private keys. A substantial portion of the Trust’s Ether holdings are held in cold storage at all times, with a portion of the Settlement Balance held temporarily in hot storage from time to time, for purposes of facilitating the receipt and distribution of Ether in connection with the creation and redemption of Baskets. Any Ether credited to the Trust’s Settlement Balance is stored in omnibus accounts, either on the Prime Broker’s systems or at Coinbase Connected Venues, using a combination of cold and hot storage mechanisms to secure the private keys representing the assets credited to the Trust’s Settlement Balance.

Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private keys corresponding to the Trust’s Ether are generated and stored in an offline manner. A digital wallet may receive deposits of digital assets but may not send digital assets without use of the digital assets’ corresponding private keys. In order to send digital assets from a digital wallet in which the private keys are kept in cold storage, either the private keys must be retrieved from cold storage and entered into an online, or “hot”, digital asset software program to sign the transaction, or the unsigned transaction must be transferred to the cold server in which the private keys are held for signature by the private keys and then transferred back to the online digital asset software program. At that point, the user of the digital wallet can transfer its digital assets. While private keys held in hot storage are more accessible and therefore enable more efficient transfers, such assets are more vulnerable to theft, loss or damage.

Security Procedures

The Custodian and the Prime Broker hold the Trust’s private keys in custody in accordance with the terms and provisions of the Prime Broker Agreement. Transfers to and from the Vault Balance and, where held in cold storage, the Trust’s Settlement Balance, require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the applicable Custodial Entity or Entities must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s assets. Private key shards are distributed geographically by the Custodial Entities in secure vaults around the world, including in the United States.

As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s assets.

Transfers of Ether to the Vault Balance from the Settlement Balance will be available to the Trust once processed on the Blockchain, subject to the availability of the Prime Broker’s online platform. When Ether is credited to the Settlement Balance, certain movements to allocate the balance among (i) omnibus cold storage wallets and omnibus hot storage wallets on the Prime Broker’s platform; or (ii) omnibus accounts at Coinbase Connected Venues may not be viewable by the Trust via the Prime Broker’s online portal. In addition, on a monthly basis the Custodial Entities will provide the Sponsor with an account statement identifying the amount of cash and Ether in the Trust’s Accounts at the end of the period and listing all account activity during that period.

The process of accessing and withdrawing Ether from the Trust to redeem a Basket by an Authorized Participant follows the same general procedure as transferring Ether to the Trust to create a Basket by an Authorized Participant, only in reverse. See “—Description of Creation and Redemption of Shares.”

The Marketing Agent

Prior to July 22, 2024, Grayscale Securities was the distributor and marketer of the Shares. Since July 22, 2024, Foreside Fund Services, LLC (“Foreside”) is the marketing agent of the Shares, and Grayscale Securities ceased acting as the distributor and marketer of the Shares of the Trust. Foreside Fund Services, LLC is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as marketing agent, Foreside provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participation Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement.

The Sponsor has entered into a Marketing Agent Agreement with Foreside. The Sponsor may engage additional or successor marketing agents in the future.

Description of the Shares

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Shares. Shares will be issued only in Baskets (a Basket equals a block of 10,000 Shares) in connection with creations. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. The Shares are listed on NYSE Arca under the ticker symbol “ETHE”. On December 17, 2020, the Trust completed a 9-for-1 Share Split of the Trust’s issued and outstanding Shares. In connection with the Share Split, shareholders of record on December 14, 2020 received eight additional Shares of the Trust for each Share held. The number of outstanding Shares and per-Share amounts disclosed for periods prior to December 17, 2020 have been retroactively adjusted to reflect the effects of the Share Split, as applicable.

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

Voting and Approvals

The shareholders take no part in the management or control of the Trust. Under the Trust Agreement, shareholders have limited voting rights. For example, in the event that the Sponsor withdraws, a majority of the shareholders may elect and appoint a successor sponsor to carry out the affairs of the Trust. In addition, no amendments to the Trust Agreement that materially adversely affect the interests of shareholders may be made without the vote of at least a majority (over 50%) of the then-outstanding Shares (not including any Shares held by the Sponsor or its affiliates). A shareholder will be deemed to have consented to a modification or amendment of the Trust Agreement if the Sponsor has notified the shareholders in writing of the proposed modification or amendment and the shareholder has not, within 20 calendar days of such notice, notified the Sponsor in writing that the shareholder objects to such modification or amendment. Additionally, subject to certain limitations, the Sponsor may make any other amendments to the Trust Agreement which do not materially adversely affect the interests of the shareholders in its sole discretion without shareholder consent.

Redemptions and Distributions

Through its redemption program, the Trust may redeem Shares from Authorized Participants on an ongoing basis. Although the Trust redeems Baskets only by distributing Ether or proceeds from the disposition of Ether, at this time an Authorized Participant can only submit Cash Orders, pursuant to which the Authorized Participant will accept cash from the Cash Account in connection with the redemption of Baskets. Cash Orders will be facilitated by the Transfer Agent and Grayscale Investments Sponsors, LLC, which will engage one or more Liquidity Providers that is not an agent of, or otherwise acting on behalf of, any Authorized Participant receiving Ether in connection with such orders. Subject to In-Kind Regulatory Approval, in the future the Trust may also redeem Baskets via In-Kind Orders, pursuant to which an Authorized Participant or its AP Designee would receive Ether directly from the Trust. However, because In-Kind Regulatory Approval has not been obtained, at this time Baskets will not be redeemed through In-Kind Orders and will only be redeemed through Cash Orders. Pursuant to the terms of the Trust Agreement, the Trust may make distributions on the Shares in cash or in kind.

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

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 10,000 Shares. As of December 31, 2024, each Share represented approximately 0.0084 Ether. See “—Description of Creation and Redemption of Shares.” The creation of a Basket requires the delivery to the Trust of the amount of Ether (or cash to acquire such amount of Ether) represented by one Share immediately prior to such creation multiplied by 10,000. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Redemption of Shares

On May 23, 2024, the SEC approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended, by NYSE Arca to list the Shares of the Trust. Shares of the Trust began trading on NYSE Arca under the symbol “ETHE” on July 23, 2024. In connection with the uplisting of the Shares, the Sponsor authorized the commencement of the Trust’s redemption program in reliance on Regulation M exemptive relief available to similarly situated commodity-based exchange-traded products.

The Trust redeems Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 10,000 Shares. See “—Description of Creation and Redemption of Shares.” The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. The redemption of a Basket requires the delivery to the Authorized Participant of the amount of Ether represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt redemptions, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

The Sponsor may suspend the Trust’s redemption program in its sole discretion, or the redemption program may otherwise become unavailable, which could cause the Shares to trade at a discount to the NAV per Share. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share.”

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

Description of Creation and Redemption of Shares

General

The Trust issues Shares to and redeems Shares from Authorized Participants on an ongoing basis, but only in one or more Baskets (with a “Basket” being a block of 10,000 Shares). The Trust will not issue fractions of a Basket. The Sponsor believes that the creation and redemption order size of 10,000 Shares will enable Authorized Participants to manage inventory and facilitate an effective arbitrage mechanism for the Trust. However, the Sponsor may in the future adjust the creation and redemption order size in order to improve the effectiveness of the activities of Authorized Participants in the secondary market for the Shares if the Sponsor determines it to be necessary or advisable. As of December 31, 2024, 83.8439 Ether are required to create a Basket, or 10,000 Shares, representing less than 0.01% of the amount of Ether traded each day on average. As such, the Sponsor does not expect that the size of the Baskets will have an impact on the arbitrage mechanism.

The creation and redemption of Baskets will be made only upon the delivery to the Trust, or the distribution or other disposition by the Trust, of the amount of whole and fractional Ether represented by each Basket being created or redeemed, which is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one Ether (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000 (the “Basket Amount”). The U.S. dollar value of a Basket is calculated by multiplying the Basket Amount by the Index Price as of the trade date (the “Basket NAV”). The Basket NAV multiplied by the number of Baskets being created or redeemed is referred to as the “Total Basket NAV.” All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. One or more major market data vendors may provide an intra-day indicative value (“IIV”) per Share updated every 15 seconds, as calculated by NYSE Arca or a third-party financial data provider during NYSE Arca’s Core Trading Session (9:30 a.m. to 4:00 p.m., New York time). Such IIV will be calculated using the same methodology as the NAV per Share of the Trust, specifically by using the prior day’s closing NAV per Share as a base and updating that value during the NYSE Arca Core Trading Session to reflect changes in the value of the Trust’s NAV during the trading day. The IIV on a per Share basis disseminated during the Core Trading Session should not be viewed as a real-time update of the NAV, which is calculated once a day. The amount of Ether represented by a Share will gradually decrease over time as the Trust’s Ether are used to pay the Trust’s expenses. As of December 31, 2024, each Share represented approximately 0.0084 of one Ether.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Each Authorized Participant must (i) be a registered broker-dealer and (ii) enter into a Participant Agreement with the Sponsor and the Transfer Agent. Subject to In-Kind Regulatory Approval, in the future any Authorized Participants or their AP Designees creating and redeeming Shares through In-Kind Orders must also own an Ether wallet address that is known to the Custodian as belonging to the Authorized Participant (or its AP Designee) and maintain an account with the Custodian.

An Authorized Participant may act for its own account or as agent for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. Shareholders who are not Authorized Participants will only be able to create or redeem their Shares through an Authorized Participant.

The creation of Baskets requires the delivery to the Trust of the Total Basket Amount (or cash to acquire the Total Basket Amount) and the redemption of Baskets requires the distribution or other disposition by the Trust of the Total Basket Amount. Although the Trust creates Baskets only upon the receipt of Ether, and redeems Baskets only by distributing Ether or proceeds from the disposition of Ether, at this time an Authorized Participant can only submit Cash Orders, pursuant to which the Authorized Participant will deposit cash into, or accept cash from, a segregated account maintained by the Transfer Agent in the name of the Trust for purposes of receiving and distributing cash in connection with the creation and redemption of Baskets (such account, the “Cash Account”).

Cash Orders will be facilitated by the Transfer Agent and the Liquidity Engager. On an order-by-order basis, the Liquidity Engager will engage one or more Liquidity Providers to obtain or receive Ether in exchange for cash in connection with such order, as described in more detail below. Each Liquidity Provider must enter into a Liquidity Provider Agreement with the Liquidity Engager and the Sponsor (on behalf of the Trust), which will obligate it to obtain or receive Ether in connection with creations and redemptions pursuant to Cash Orders.

Unless the Sponsor requires that a Cash Order be effected at actual execution prices (an “Actual Execution Cash Order”), each Authorized Participant that submits a Cash Order to create or redeem Baskets will pay a fee (the “Variable Fee”) based on the Total Basket NAV (a “Variable Fee Cash Order”), and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the Liquidity Provider until such Ether have been received or liquidated by the Trust. The Variable Fee is intended to cover all of a Liquidity Provider’s expenses in connection with the creation or redemption order, including any exchange fees that the Liquidity Provider incurs in connection with buying or selling Ether. The amount may be changed by the Sponsor in its sole discretion at any time, and Liquidity Providers will communicate to the Sponsor in advance the Variable Fee they would be willing to accept in connection with a Variable Fee Cash Order, based on market conditions and other factors existing at the time of such Variable Fee Cash Order.

Alternatively, the Sponsor may require that a Cash Order be effected as an Actual Execution Cash Order, in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, and under such circumstances, any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the Authorized Participant until such Ether have been received or liquidated by the Trust. See “—Creation Procedures—Actual Execution Cash Orders” and “—Redemption Procedures—Actual Execution Cash Orders.”

In the case of creations pursuant to Cash Orders, to transfer the Total Basket Amount to the Trust’s Vault Balance, the Liquidity Provider will transfer Ether to one of the public key addresses associated with the Vault Balance and as provided by the Sponsor. In the case of redemptions pursuant to Cash Orders, the same procedure is conducted, but in reverse, using the public key addresses associated with the wallet of the Liquidity Provider, and as provided by such party. All such transactions will be conducted on the Blockchain and parties acknowledge and agree that such transfers may be irreversible if done incorrectly. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Ether transactions are irrevocable and stolen or incorrectly transferred Ether may be irretrievable. As a result, any incorrectly executed Ether transactions could adversely affect the value of the Shares.”

In common with other spot digital asset exchange-traded products, the Trust is not at this time able to create and redeem shares via in-kind transactions with Authorized Participants, and there has yet to be definitive regulatory guidance on whether and how registered broker-dealers can hold and deal in Ether in compliance with the federal securities laws. Subject to In-Kind Regulatory Approval, in the future the Trust may also create and redeem Baskets via In-Kind Orders, pursuant to which an Authorized Participant or its AP Designee would deposit Ether directly with the Trust or receive Ether directly from the Trust. However, because In-Kind Regulatory Approval has not been obtained, at this time Baskets will not be created or redeemed through In-Kind Orders and will only be created or redeemed through Cash Orders. There can be no assurance as to when such regulatory clarity will emerge, or when NYSE Arca will seek or obtain such regulatory approval, if at all. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.”

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation or redemption of Baskets, but there may be transaction fees associated with the validation of the transfer of Ether by the Ethereum Network, which will be paid by the Custodian in the case of redemptions and the Authorized Participant, its AP Designee or the Liquidity Provider in the case of creations. Service providers may charge Authorized Participants or AP Designees administrative fees for order placement and other services related to the creation or redemption of Baskets. As discussed above, Authorized Participants will also pay the Variable Fee in connection with Variable Fee Cash Orders. As discussed in further detail below under “—Creation Procedures—Actual Execution Cash Orders” and “—Redemption Procedures—Actual Execution Cash Orders”, under certain circumstances Authorized Participants may also be required to deposit additional cash in the Cash Account, or be entitled to receive excess cash from the Cash Account, in connection with creations and redemptions pursuant to Actual Execution Cash Orders. Authorized Participants will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The Participant Agreements and the related procedures attached thereto may be amended by the Sponsor and the relevant Authorized Participant. Under the Participant Agreements, the Sponsor has agreed to indemnify each Authorized Participant against certain liabilities, including liabilities under the Securities Act.

The following description of the procedures for the creation and redemption of Baskets is only a summary and shareholders should refer to the relevant provisions of the Trust Agreement and the form of Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. Cash Orders for creation must be placed with the Transfer Agent no later than 1:59:59 p.m., New York time.

The Sponsor may in its sole discretion limit the number of Shares created pursuant to Cash Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Cash Orders in excess of such capped amount. In exercising its discretion to limit the number of Shares created pursuant to Cash Orders, the Sponsor takes into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) to the extent In-Kind Regulatory Approval has been obtained, the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Sponsor decides to limit Cash Orders and the Trust is otherwise unable to satisfy creation orders made in cash, the Trust’s ability to create new Shares could be negatively impacted or, if In-Kind Regulatory Approval has not been obtained as of such time, would be unavailable, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums to the NAV per Share, and otherwise have a negative impact on the value of the Shares. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a premium to the NAV per Share, and In-Kind Regulatory Approval has not been obtained as of such time or the in-kind creation is otherwise unavailable for any reason, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums to the NAV per Share, or otherwise have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.”

Creations pursuant to Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Before a creation order is placed, the Sponsor determines if such creation order will be a Variable Fee Cash Order or an Actual Execution Cash Order, which determination is communicated to the Authorized Participant.

Trade Date (T)	Settlement Date (T+1, or T+2, as established at the time of order placement)
•
The Authorized Participant places a creation order with the Transfer Agent.
•
The Marketing Agent accepts (or rejects) the creation order, which is communicated to the Authorized Participant by the Transfer Agent.
•
The Sponsor notifies the Liquidity Provider of the creation order.
•
The Sponsor determines the Total Basket NAV and any Variable Fee and Additional Creation Cash as soon as practicable after 4:00 p.m., New York time.

•
The Authorized Participant delivers to the Cash Account:

(x) in the case of a Variable Fee Cash Order, the Total Basket NAV, plus any Variable Fee; or

(y) in the case of an Actual Execution Cash Order, the Total Basket NAV, plus any Additional Creation Cash, less any Excess Creation Cash, if applicable (such amount, as applicable, the “Required Creation Cash”).

•
The Liquidity Provider transfers the Total Basket Amount to the Trust’s Vault Balance.
•
Once the Trust is in simultaneous possession of (x) the Total Basket Amount and (y) the Required Creation Cash, the Trust issues the aggregate number of Shares corresponding to the Baskets ordered by the Authorized Participant, which the Transfer Agent holds for the benefit of the Authorized Participant.
•
Cash equal to the Required Creation Cash is delivered to the Liquidity Provider from the Cash Account.
•
The Transfer Agent delivers Shares to the Authorized Participant by crediting the number of Baskets created to the Authorized Participant’s DTC account.

Variable Fee Cash Orders

Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all creations pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders, and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring the corresponding Total Basket Amount will be borne solely by the Liquidity Provider until such Ether have been received by the Trust.

The Sponsor anticipates that the Trust’s cost to acquire the Total Basket Amount in connection with a Variable Fee Cash Order will equal the sum of the corresponding Total Basket NAV and Variable Fee to be delivered by the Authorized Participant to the Trust. In the event that, by 12:00 p.m., New York time on the settlement date of a creation pursuant to a Variable Fee Cash Order, either (x) the Trust’s Vault Balance has not been credited with Ether in an amount equal to the Total Basket Amount or (y) the Cash Account has not been credited with the Total Basket NAV, plus any Variable Fee, such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances cause the Trust to issue Shares in respect of a Variable Fee Cash Order until such time as each of (x) the Total Basket Amount and (y) the Total Basket NAV, plus any Variable Fee, has been delivered to the Trust, and the Trust is in simultaneous possession of both.

Actual Execution Cash Orders

With respect to a creation pursuant to an Actual Execution Cash Order, as between the Trust and an Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the Ether price utilized in calculating Total Basket NAV on the trade date and the price at which the Trust acquires the Ether on the settlement date. If the price realized in acquiring the corresponding Total Basket Amount is higher than the Total Basket NAV, the Authorized Participant will bear the dollar cost of such difference by delivering cash in the amount of such difference (the “Additional Creation Cash”) to the Cash Account. If the price realized in acquiring the corresponding Total Basket Amount is lower than the Total Basket NAV, the Authorized Participant will benefit from such difference, with the Trust promptly returning cash in the amount of such excess (the “Excess Creation Cash”) to the Authorized Participant.

In the event that, by 12:00 p.m., New York time on the settlement date of a creation pursuant to an Actual Execution Cash Order, either (x) the Trust’s Vault Balance has not been credited with Ether in an amount equal to the Total Basket Amount or (y) the Cash Account has not been credited with the Total Basket NAV (net of any Additional Creation Cash or Excess Creation Cash, if applicable), such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances cause the Trust to issue Shares in respect of a Cash Order until such time as each of (x) the Total Basket Amount and (y) the Total Basket NAV (net of any Additional Creation Cash or Excess Creation Cash, if applicable) has been delivered to the Trust, and the Trust is in simultaneous possession of both.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place a redemption order specifying the number of Baskets to be redeemed.

The redemption of Shares pursuant to Cash Orders will only take place if approved by the Sponsor in writing, in its sole discretion and on a case-by-case basis. In exercising its discretion to approve the redemption of Shares pursuant to Cash Orders, the Sponsor takes into consideration a number of factors, including (i) the availability of Liquidity Providers to facilitate Cash Orders and (ii) to the extent In-Kind Regulatory Approval has been obtained, the cost of processing Cash Orders relative to the cost of processing In-Kind Orders. If the Sponsor decides to limit Cash Orders and the Trust is unable to satisfy redemption orders made in cash, the Trust’s ability to redeem new Shares could be negatively impacted or, if In-Kind Regulatory Approval has not been obtained as of such time, would be unavailable, which could impact the Shares’ liquidity and/or cause the Shares to trade at discounts, and could have a negative impact on the value of the Shares. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a discount to the NAV per Share, and In-Kind Regulatory Approval has not been obtained as of such time or the in-kind redemption of Shares is otherwise unavailable, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at discounts to the NAV per Share, and otherwise have a negative impact on the value of the Shares. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust” for more information.

Cash Orders for redemption must be placed no later than 1:59:59 p.m., New York time on each business day. The Authorized Participants may only redeem Baskets and cannot redeem any Shares in an amount less than a Basket.

Redemptions pursuant to Cash Orders will take place as follows, where “T” is the trade date and each day in the sequence must be a business day. Before a redemption order is placed, the Sponsor determines if such redemption order will be a Variable Fee Cash Order or an Actual Execution Cash Order, which determination is communicated to the Authorized Participant.

Trade Date (T)	Settlement Date (T+1 (or T+2 on case-by-case basis, as approved by Sponsor))
•
The Authorized Participant places a redemption order with the Transfer Agent.
•
The Marketing Agent accepts (or rejects) the redemption order, which is communicated to the Authorized Participant by the Transfer Agent.
•
The Sponsor notifies the Liquidity Provider of the redemption order.
•
The Sponsor determines the Total Basket NAV and, in the case of a Variable Fee Cash Order, any Variable Fee, as soon as practicable after 4:00 p.m., New York time.

•
The Authorized Participant delivers Baskets to be redeemed from its DTC account to the Transfer Agent.
•
The Liquidity Provider delivers to the Cash Account:

(x) in the case of a Variable Fee Cash Order, the Total Basket NAV less any Variable Fee; or

(y) in the case of an Actual Execution Cash Order, the actual proceeds to the Trust from the liquidation of the Total Basket Amount (such amount, as applicable, the “Required Redemption Cash”).

•
Once the Trust is in simultaneous possession of (x) the Total Basket Amount and (y) the Required Redemption Cash, the Transfer Agent cancels the Shares comprising the number of Baskets redeemed by the Authorized Participant.
•
The Custodian sends the Liquidity Provider the Total Basket Amount, and cash equal to the Required Redemption Cash is delivered to the Authorized Participant from the Cash Account.

Variable Fee Cash Orders

Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all redemptions pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders, and any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in disposing of the corresponding Total Basket Amount will be borne solely by the Liquidity Provider.

The Sponsor anticipates that the Trust’s proceeds from liquidating the Total Basket Amount in connection with a Variable Fee Cash Order will equal the corresponding Total Basket NAV less the Variable Fee to be delivered by the Liquidity Provider to the Trust. In the event that, by 12:00 p.m. (New York time) on the settlement date of a redemption pursuant to a Variable Fee Cash Order, either (x) the Transfer Agent’s account at DTC has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed or (y) the Cash Account has not been credited with the Total Basket NAV, less any Variable Fee, such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances deliver the Required Redemption Cash to the Authorized Participant in respect of a Variable Fee Cash Order until such time as (x) the Baskets to be redeemed have been delivered to the Transfer Agent and (y) the Total Basket NAV, less any Variable Fee, has been delivered to the Cash Account, and the Trust and/or the Transfer Agent is in simultaneous possession of both.

Actual Execution Cash Orders

With respect to a redemption pursuant to an Actual Execution Cash Order, as between the Trust and an Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the Ether price utilized in calculating Total Basket NAV on the trade date and the price at which the Trust disposes of the Ether on the settlement date. If the price realized in disposing the corresponding Total Basket Amount on the settlement date is lower than the Total Basket NAV on the trade date, the Authorized Participant will bear the dollar cost of such difference (the “Redemption Cash Shortfall”), with the amount of cash to be delivered to the Authorized Participant being reduced by the amount of such Redemption Cash Shortfall. If the price realized in disposing the corresponding Total Basket Amount on the settlement date is higher than the Total Basket NAV on the trade date, the Trust will deliver cash in the amount of such excess (the “Additional Redemption Cash”) to the Authorized Participant.

In the event that, by 12:00 p.m. (New York time) on the settlement date of a redemption pursuant to an Actual Execution Cash Order, either (x) the Transfer Agent’s account at DTC has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed or (y) the Cash Account has not been credited with the Total Basket NAV (plus any Additional Redemption Cash or net of any Redemption Cash Shortfall), such Cash Order will be deemed a failed trade, with any consideration that has been delivered by the Authorized Participant or the Liquidity Provider in respect of such Cash Order being returned by the Trust.

The Transfer Agent shall under no circumstances deliver the Required Redemption Cash to the Authorized Participant in respect of a Cash Order until such time as (x) the Total Basket Amount has been delivered to the Transfer Agent and (y) the Total Basket NAV (plus any Additional Redemption Cash or net of any Redemption Cash Shortfall, if applicable) has been delivered to the Trust, and the Trust and/or the Transfer Agent is in simultaneous possession of both.

Suspension or Rejection of Orders and Total Basket Amount

The creation or redemption of Shares may be suspended generally, or refused with respect to particular requested creations or redemptions, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegates make it for all practical purposes not feasible to process creation orders or redemption orders or for any other reason at any time or from time to time. The Marketing Agent may reject an order or, after accepting an order, may cancel such order, if: (i) such order is not presented in proper form as described in the Participant Agreement, (ii) to the extent In-Kind Regulatory Approval has been obtained, in the case of In-Kind Orders, the transfer of the Total Basket Amount comes from an account other than an Ether wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or redemption order.

The Sponsor will notify investors of any suspension of creations or redemptions of Shares by filing a current report on Form 8-K. Suspension of the creation or redemption of Shares could negatively impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts, and otherwise have a negative impact on the value of the Shares.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value-added tax or similar tax or governmental charge applicable to the creation and redemption of Baskets, regardless of whether such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if the Sponsor or the Trust is required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Valuation of Ether and Determination of NAV

The Sponsor will evaluate the Ether held by the Trust and determine the NAV of the Trust in accordance with the relevant provisions of the Trust Documents. The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s Ether and the NAV calculations, which is calculated using non-GAAP methodology and is not used in the Trust’s financial statements, unless otherwise disclosed.

On each business day at 4:00 p.m., New York time, or as soon thereafter as practicable (the “Evaluation Time”), the Sponsor will evaluate the Ether held by the Trust and calculate and publish the NAV of the Trust. To calculate the NAV, the Sponsor will:

1.
Determine the Index Price as of such business day.
2.
Multiply the Index Price by the Trust’s aggregate amount of Ether owned by the Trust as of 4:00 p.m., New York time, on the immediately preceding day, less the aggregate amount of Ether payable as the accrued and unpaid Sponsor’s Fee as of 4:00 p.m., New York time, on the immediately preceding day.
3.
Add the U.S. dollar value of Ether, calculated using the Index Price, receivable under pending creation orders, if any, determined by multiplying the number of the Creation Baskets represented by such creation orders by the Basket Amount and then multiplying such product by the Index Price.
4.
Subtract the U.S. dollar amount of accrued and unpaid Additional Trust Expenses, if any.
5.
Subtract the U.S. dollar value of the Ether, calculated using the Index Price, which are either (i) to be distributed under pending redemption orders, if any, determined by multiplying the number of Baskets to be redeemed represented by such redemption orders by the Basket Amount and then multiplying such product by the Index Price, or (ii) to be distributed to Shareholders pursuant to a binding obligation of the Trust following the declaration of an in-kind dividend (including through interests in any liquidating trust or other vehicle formed to hold such Ether) (the amount derived from steps 1 through 5 above, the “NAV Fee Basis Amount”).
6.
Subtract the U.S. dollar amount of the Sponsor’s Fee that accrues for such business day, as calculated based on the NAV Fee Basis Amount for such business day.

In the event that the Sponsor determines that the primary methodology used to determine the Index Price is not an appropriate basis for valuation of the Trust’s Ether, the Sponsor will utilize the cascading set of rules as described in “—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price.”

The Sponsor will publish the Index Price, the Trust’s NAV and the NAV per Share on the Trust’s website as soon as practicable after its determination. If the NAV and NAV per Share have been calculated using a price per Ether other than the Index Price for such Evaluation Time, the publication on the Trust’s website will note the valuation methodology used and the price per Ether resulting from such calculation.

In the event of a hard fork of the Ethereum Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Ethereum Network, is generally accepted as the network for Ether and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including (but not limited to) the following: (i) the Sponsor’s beliefs regarding expectations of the core developers of Ether, users, services, businesses, validators and other constituencies and (ii) the actual continued acceptance of, validating power on, and community engagement with the Ethereum Network.

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

Expenses; Sales of Ether

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. The Sponsor’s Fee will accrue daily in U.S. dollars at an annual rate of 2.5% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. This dollar amount for each daily accrual will then be converted into Ether by reference to the same Index Price used to determine such accrual. The Sponsor’s Fee is payable in Ether to the Sponsor daily in arrears.

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

The Sponsor’s Fee will generally be paid in Ether.

After the Trust’s payment of the Sponsor’s Fee to the Sponsor, the Sponsor may elect to convert the Ether received as payment of the Sponsor’s Fee into U.S. dollars. The rate at which the Sponsor converts such Ether to U.S. dollars may differ from the rate at which the relevant Sponsor’s Fee was determined. The Trust will not be responsible for any fees and expenses incurred by the Sponsor to convert Ether received in payment of the Sponsor’s Fee into U.S. dollars.

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders; any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering Ether. Generally, the Sponsor will cover such expenses on behalf of the Trust and the Trust will reimburse the Sponsor by delivering to the Sponsor Ether in an amount equal to such expenses. When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, Ether, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

The Sponsor or any of its affiliates may be reimbursed only for the actual cost to the Sponsor or such affiliate of any expenses that it advances on behalf of the Trust for payment of which the Trust is responsible. In addition, the Trust Agreement prohibits the Trust from paying to the Sponsor or such affiliate for indirect expenses incurred in performing services for the Trust in its capacity as the Sponsor (or an affiliate of the Sponsor) of the Trust, such as salaries and fringe benefits of officers and directors, rent or depreciation, utilities and other administrative items generally falling within the category of the Sponsor’s “overhead.”

Disposition of Ether

To cause the Trust to pay the Sponsor’s Fee, the Sponsor will instruct the Custodian to (i) withdraw from the Vault Balance the amount of Ether, determined as described above in “—Expenses; Sales of Ether,” equal to the accrued but unpaid Sponsor’s Fee and (ii) transfer such Ether to an account maintained by the Custodian for the Sponsor at such times as the Sponsor determines in its absolute discretion. In addition, if the Trust incurs any Additional Trust Expenses, the Sponsor or its delegates (i) will instruct the Custodian to withdraw from the Vault Balance Ether in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such Ether into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such Ether in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses. The Sponsor’s Fee and Additional Trust Expenses payable by the Trust will generally be paid in Ether. Shareholders do not have the option of choosing to pay their proportionate shares of Additional Trust Expenses in lieu of having their shares of Additional Trust Expenses paid by the Trust’s delivery or disposition of Ether. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, the transfer or sale of Ether to pay the Trust’s expenses will be a taxable event for shareholders. See “Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Because the amount of Ether held by the Trust will decrease as a consequence of the payment of the Sponsor’s Fee in Ether or the sale of Ether to pay Additional Trust Expenses (and the Trust will incur additional fees associated with converting Ether into U.S. dollars), the amount of Ether represented by a Share will decline at such time and the Trust’s NAV may also decrease. Accordingly, the shareholders will bear the cost of the Sponsor’s Fee and any Additional Trust Expenses. New Ether deposited into the Vault Balance in exchange for additional new Baskets issued by the Trust will not reverse this trend.

The Sponsor will also cause the sale of the Trust’s Ether if the Sponsor determines that sale is required by applicable law or regulation or in connection with the termination and liquidation of the Trust. The Sponsor will not be liable or responsible in any way for depreciation or loss incurred by reason of any sale of Ether.

The quantity of Ether to be delivered to the Sponsor or other relevant payee in payment of the Sponsor’s Fee or any Additional Trust Expenses, or sold to permit payment of Additional Trust Expenses, will vary from time to time depending on the level of the Trust’s expenses and the value of Ether held by the Trust. See “—Expenses; Sales of Ether.” Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of Ether by the Trust for the payment of expenses will be a taxable event to shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Hypothetical Expense Example

The following table illustrates the anticipated impact of the payment of the Trust’s expenses on the amount of Ether represented by each outstanding Share for three years. It assumes that the only transfers of Ether will be those needed to pay the Sponsor’s Fee and that the price of Ether and the number of Shares remain constant during the three-year period covered. The table does not show the impact of any Additional Trust Expenses. Any Additional Trust Expenses, if and when incurred, will accelerate the decrease in the fractional amount of Ether represented by each Share. In addition, the table does not show the effect of any waivers of the Sponsor’s Fee that may be in effect from time to time.

	Year
	1	2	3
Hypothetical price per Ether	$100.00	$100.00	$100.00
Sponsor’s Fee	2.50%	2.50%	2.50%
Shares of Trust, beginning	100,000.00	100,000.00	100,000.00
Ether in Trust, beginning	10,000.00	9,750.00	9,506.25
Hypothetical value of Ether in Trust	$1,000,000.00	$975,000.00	$950,625.00
Beginning NAV of the Trust	$1,000,000.00	$975,000.00	$950,625.00
Ether to be delivered to cover the Sponsor’s Fee	250.00	243.75	237.66
Ether in Trust, ending	9,750.00	9,506.25	9,268.59
Ending NAV of the Trust	$975,000.00	$950,625.00	$926,859.38
Ending NAV per share	$9.75	$9.51	$9.27
Hypothetical price per Ether	$100.00	$100.00	$100.00

Discretion of the Index Provider

The Index Provider has sole discretion over the determination of the Index Price and may change the methodologies for determining the Index Price from time to time.

Description of the Trust Agreement

The following is a description of the material terms of the Trust Agreement. The Trust Agreement establishes the roles, rights and duties of the Sponsor and the Trustee.

The Sponsor

Liability of the Sponsor and Indemnification

Neither the Sponsor nor the Trust insure the Trust’s Ether. The Sponsor and its affiliates (each a “Covered Person”) will not be liable to the Trust or any shareholder for any loss suffered by the Trust which arises out of any action or inaction of such Covered Person if such Covered Person determined in good faith that such course of conduct was in the best interests of the Trust. However, the preceding liability exclusion will not protect any Covered Person against any liability resulting from its own willful misconduct, bad faith or gross negligence in the performance of its duties.

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

Under the Trust Agreement, the Sponsor has the exclusive management, authority and control of all aspects of the activities of the Trust. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. The existence of a trustee should not be taken as an indication of any additional level of management or supervision over the Trust. The Trust Agreement provides that the management authority with respect to the Trust is vested directly in the Sponsor and that the Trustee is not responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the Ether or other assets of the Trust.

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

Indemnification of the Trustee

The Trustee and any of the officers, directors, employees and agents of the Trustee will be indemnified by the Trust as primary obligor and the Sponsor as secondary obligor and held harmless against any loss, damage, liability, claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel), tax or penalty of any kind and nature whatsoever, arising out of, imposed upon or asserted at any time against such indemnified person in connection with the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that neither the Trust nor the Sponsor will be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence of such indemnified person. If the Trust has insufficient assets or improperly refuses to pay such an indemnified person within 60 days of a request for payment owed under the Trust Agreement, the Sponsor will, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless such an indemnified person as if it were the primary obligor under the Trust Agreement. Any amount payable to such an indemnified person under the Trust Agreement may be payable in advance under certain circumstances and will be secured by a lien on the Trust property. The obligations of the Sponsor and the Trust to indemnify such indemnified persons under the Trust Agreement will survive the termination of the Trust Agreement.

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

Termination of the Trust

The Trust will dissolve if any of the following events occur:

•
a U.S. federal or state regulator requires the Trust to shut down or forces the Trust to liquidate its Ether or seizes, impounds or otherwise restricts access to Trust assets;
•
any ongoing event exists that either prevents the Trust from making or makes impractical the Trust’s reasonable efforts to make a fair determination of the Index Price;
•
any ongoing event exists that either prevents the Trust from converting or makes impractical the Trust’s reasonable efforts to convert Ether to U.S. dollars; or
•
a certificate of dissolution or revocation of the Sponsor’s charter is filed (and 90 days have passed since the date of notice to the Sponsor of revocation without a reinstatement of its charter) or the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Sponsor has occurred, unless (i) at the time there is at least one remaining Sponsor and that remaining Sponsor carries on the Trust or (ii) within 90 days of any such event shareholders holding at least a majority (over 50%) of Shares, not including Shares held by the Sponsor and its affiliates, agree in writing to continue the activities of the Trust and to select, effective as of the date of such event, one or more successor Sponsors.

The Sponsor may, in its sole discretion, dissolve the Trust if any of the following events occur:

•
the SEC determines that the Trust is an investment company required to be registered under the Investment Company Act;
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

The Sponsor may determine that it is desirable or advisable to discontinue the affairs of the Trust for a variety of reasons. For example, the Sponsor may terminate the Trust if a federal court upholds an allegation that Ether is a security under the federal securities laws.

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

Upon dissolution of the Trust and surrender of Shares by the shareholders, shareholders will receive a distribution in U.S. dollars or in Ether at the sole discretion of the Sponsor, after the Sponsor has sold the Trust’s Ether, if applicable, and has paid or made provision for the Trust’s claims and obligations.

If the Trust is forced to liquidate, the Trust will be liquidated under the Sponsor’s direction. The Sponsor, on behalf of the Trust, will engage directly with Digital Asset Markets to liquidate the Trust’s Ether as promptly as possible while obtaining the best fair value possible. The proceeds therefrom will be applied and distributed in the following order of priority: (a) to the expenses of liquidation and termination and to creditors, including shareholders who are creditors, to the extent otherwise permitted by law, in satisfaction of liabilities of the Trust other than liabilities for distributions to shareholders and (b) to the holders of Shares pro rata in accordance with the respective percentage of percentages of Shares that they hold. It is expected that the Sponsor would be subject to the same regulatory requirements as the Trust, and therefore, the markets available to the Sponsor will be the same markets available to the Trust.

Governing Law

The Trust Agreement and the rights of the Sponsor, Trustee and shareholders under the Trust Agreement are governed by the laws of the State of Delaware.

Description of the Prime Broker Agreement

The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Ether which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. For a general description of the Custodian’s obligations, see “—Service Providers of the Trust—The Custodian and Prime Broker.”

Account; Location of Ether

All of the Trust’s Ether, other than that which is credited to a settlement balance maintained with the Prime Broker (the “Settlement Balance”), is held in custody accounts maintained on the books of the Custodian, as to which the Custodian controls the private keys which allow for the transfer of ownership or control of the Trust’s Ether on the Trust’s behalf (the “Vault Balance”). The Prime Broker Agreement provides that the Trust’s Vault Balance will be held by the Custodian in segregated wallets or accounts. The Custodian will keep all of the private keys associated with the Trust’s Ether held in the Vault Balance in an offline manner. The term “cold storage” refers to a safeguarding method where the storage of private keys may involve keeping such keys’ materials on a non-networked computer or electronic device or storing the private keys on a storage device. Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private keys corresponding to the Trust’s Ether are generated and stored in an offline manner. The term “hot storage” refers to the safeguarding method by which the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to theft, loss or damage.

Additionally, at the Sponsor’s discretion, a portion of the Trust’s Ether holdings may be credited to the Settlement Balance, which will be reflected in a ledger maintained on the books of the Prime Broker. The Prime Broker Agreement provides that any Ether credited to the Trust’s Settlement Balance will be held (i) in omnibus cold storage wallets; (ii) in omnibus hot storage wallets; or (iii) in omnibus accounts with one of the third-party venues to which Coinbase has established connections (each, a “Coinbase Connected Venue”). The Settlement Balance shall be separate from the Vault Balance and any other account(s) the Trust or the Sponsor maintain with the Custodian. From time to time, the Prime Broker may temporarily keep a portion of the private keys associated with the Ether credited to the Trust’s Settlement Balance in hot storage for purposes of facilitating the receipt and distribution of Ether in connection with the creation and redemption of Baskets.

Private key shards associated with the Trust’s Ether are distributed geographically by the Custodial Entities in secure vaults around the world, including in the United States. The locations of the secure vaults may change and are kept confidential by the Custodian for security purposes.

The Prime Broker Agreement states that the Custodian serves as a fiduciary and custodian on the Trust’s behalf with respect to the Trust’s Ether held in the Vault Balance and the Ether in the Vault Balance are considered fiduciary assets that remain the Trust’s property at all times and are not treated as general assets of the Custodian. Under the Prime Broker Agreement, the Custodian represents and warrants that it has no right, interest, or title in the Ether in the Trust’s Vault Balance, and agrees that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate such digital assets. The Custodian does not reflect such digital assets as assets on the balance sheet of the Custodian, but does reflect the obligation to safeguard such digital assets with a corresponding asset measured at fair value for such obligation. With respect to the Trust’s Ether credited to the Settlement Balance, the Prime Broker maintains an internal ledger that specifies the Ether credited to the Trust’s Settlement Balance. The Prime Broker Agreement states that the Prime Broker treats such Ether as custodial assets held for the benefit of the Trust, and shall not be considered the property of the Prime Broker. Additionally, under the Prime Broker Agreement, the Prime Broker represents and warrants that it will not, directly or indirectly, sell, transfer, loan, rehypothecate or otherwise alienate the Trust’s Ether credited to the Settlement Balance.

The Prime Broker Agreement also contains an agreement by the parties to treat the digital assets credited to the Trust’s Vault Balance and Settlement Balance as “financial assets” under Article 8 of the New York Uniform Commercial Code (“Article 8”) and to treat the Vault Balance and Settlement Balance as “securities accounts” with respect to which the Trust is the “entitlement holder” within the meaning of Article 8. The Custodial Entities’ ultimate parent, Coinbase Global, Inc. (“Coinbase Global”), has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate, although due to the novelty of digital assets courts have not yet considered this type of treatment for custodied digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s Ether and to the operations of the Trust.”

Safekeeping of Ether

The Custodian will use commercially reasonable efforts to keep in safe custody on behalf of the Trust all Ether received by the Custodian. All Ether credited to the Vault Balance will (i) be held in the Vault Balance at all times, and the Vault Balance will be controlled by the Custodian; (ii) be labeled or otherwise appropriately identified as being held for the Trust; (iii) be held on a non-fungible basis; (iv) not be commingled with other digital assets held by the Custodian, whether held for the Custodian’s own account or the account of other clients other than the Trust; and (v) not without the prior written consent of the Trust be deposited or held with any third-party depositary, custodian, clearance system or wallet. Additionally, the Custodian will use commercially reasonable efforts to keep the private key or keys for the Vault Balance secure, and will not disclose such keys to the Trust, the Sponsor or to any other individual or entity except to the extent that any keys are disclosed consistent with a standard of commercially reasonable efforts and as part of a multiple signature solution that would not result in the Trust or the Sponsor “storing, holding, or maintaining custody or control of” the Ether “on behalf of others” within the meaning of the New York BitLicense Rule (23 NYCRR Part 200) as in effect as of June 24, 2015 such that it would require the Trust or the Sponsor to become licensed under such law.

Ether credited to the Trust’s Settlement Balance may be held in omnibus wallets maintained by the Prime Broker and/or at Coinbase Connected Venues. While the Ether credited to the Trust’s Settlement Balance could be commingled with other assets, the Ether in the Trust’s Settlement Balance will represent entitlement to a pro-rata share of the Ether held in such omnibus wallets and/or at Coinbase Connected Venues. In all circumstances the Prime Broker will keep an internal ledger that specifies the assets credited to the Settlement Balance such that the Trust, its auditors and regulators can identify the Trust’s pro-rata share of the Ether held in omnibus wallets and/or at Coinbase Connected Venues. Neither the Trust nor the Sponsor have a contractual relationship with the Coinbase Connected Venues utilized by the Custodial Entities.

Insurance

Pursuant to the terms of the Prime Broker Agreement, the Custodian is required to maintain insurance in such types and amounts as are commercially reasonable for the custodial services it provides. The Custodian has advised the Sponsor that it has insurance coverage pursuant to policies held by Coinbase Global, which procures fidelity (or crime) insurance coverage at commercially reasonable amounts for the custodial services provided. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Trust’s Ether, resulting from theft, including internal theft by employees of Coinbase and its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries. Although the Prime Broker is not required to maintain insurance under the terms of the Prime Broker Agreement, the Custodial Entities have also advised the Sponsor that they maintain insurance coverage pursuant to such policies held by Coinbase Global.

Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets.

Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

Deposits, Withdrawals and Storage

The Custodian and the Prime Broker provide for: (i) holding of the Trust’s Ether in the Vault Balance and the Settlement Balance; (ii) transfer of the Trust’s Ether between the relevant Vault Balance and the Settlement Balance; (iii) the deposit of Ether from a public blockchain address into the respective account or accounts in which the Vault Balance or the Settlement Balance are maintained; and (iv) the withdrawal of Ether from the Vault Balance to a public blockchain address the Trust controls (each such transaction is a “Custody Transaction”) (collectively, the “Custodial and Prime Broker Services”).

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits, in each case as communicated to the Trust as soon as reasonably practicable where the Custodian is permitted to do so, or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodial Entities may suspend, restrict, or terminate the Trust’s and the Sponsor’s access to the Custodial and Prime Broker Services, and/or suspend, restrict, or close the accounts associated with the Trust’s Vault Balance and Settlement Balance (the “Accounts”) if the Trust or Sponsor has taken certain actions, including any prohibited use or prohibited business as set forth in the Prime Broker Agreement, or if either or both of the Custodial Entities are required to do so by a subpoena, court order, or other binding government order.

From the time the Custodian has verified the authorization of a complete set of instructions to withdraw Ether from the Vault Balance, the Custodian will have a limited amount of time to process and complete such withdrawal. The Custodian will ensure that initiated deposits are processed in a timely manner but the Custodian makes no representations or warranties regarding the amount of time needed to complete processing which is dependent upon many factors outside of the Custodian’s control.

Transactions relating to Ether held in the Settlement Balance occur on the Blockchain.

The Custodial Entities make no other representations or warranties with respect to the availability and/or accessibility of Ether or the availability and/or accessibility of the Vault Balance, the Settlement Balance or the Custodial and Prime Broker Services.

Security of the Accounts

The Custodial Entities securely store all digital asset private keys held by the Custodian on secure servers or offline, in cold storage. Under the Prime Broker Agreement, the Custodian must use commercially reasonable efforts to keep the private key or keys to the Vault Balance secure, and may not disclose such private keys to the Sponsor, Trust or any other individual or entity.

The Custodial Entities have implemented and will maintain reasonable information security programs that include policies and procedures that are reasonably designed to safeguard the Custodial Entities’ electronic systems and the Trust’s and the Sponsor’s confidential information from, among other things, unauthorized access or misuse. In the event of a Data Security Event (as defined in the Prime Broker Agreement), the Custodial Entities will promptly (subject to any legal or regulatory requirements) notify the Trust and the Sponsor.

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records as to the deposit, disbursement, investment and reinvestment of the Ether in the Vault Balance, and such records must be retained by the Custodian for no less than seven years. The Prime Broker Agreement also provides that each Custodial Entity will permit, to the extent it may legally do so, the Trust’s or third-party representatives, upon thirty days’ notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control systems and procedures are in place, as the Trust may reasonably request. The Prime Broker is obligated to notify the Trust of any audit report prepared by its internal or independent auditors if such report reveals any material deficiencies or makes any material objections.

The Trust and the Sponsor obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “—Description of Trust Documents—Description of the Prime Broker Agreement—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Trust, the Sponsor and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes, may include validating the existing balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Trust may transfer a portion of its digital assets from one public key to another public key of the Trust.

The Trust, the Sponsor and their independent auditors may evaluate the Custodian’s protection of private keys and other customer information, including review of supporting documentation related to the processes surrounding key lifecycle management, the key generation process (hardware, software, and algorithms associated with generation) the infrastructure used to generate and store private keys, how private keys are stored (for example, cold wallets), the segregation of duties in the authorization of digital asset transactions, and the number of users required to process a transaction and the monitoring of addresses for any unauthorized activity. For additional information, see “—Custody of the Trust’s Ether.”

Once each calendar year, the Trust and the Sponsor are entitled to request that the Custodial Entities provide a copy of the SOC 1 report and SOC 2 report once per calendar year. Such reports are required to be dated within one year prior to such request. The Custodial Entities reserve the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodial Entities do not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Sponsor and the Trust will be entitled to terminate the Prime Broker Agreement. In addition to the review of SOC 1 and SOC 2 reports, the Trust may also request letters of representation on a quarterly basis between SOC reports regarding any known changes or conclusions to the SOC 1 and SOC 2 report.

Standard of Care; Limitations of Liability

The Custodian will use commercially reasonable efforts to keep in safe custody on behalf of the Trust all Ether received by the Custodian. The Custodial Entities are liable to the Sponsor and the Trust for the loss of any Ether to the extent such loss resulted from the negligence, fraud or willful misconduct of the Custodial Entities. To the extent any loss is caused by a Custodial Entity’s negligence, fraud or willful misconduct, the Custodial Entities are required to return to the Trust a quantity of Ether equal to the quantity of any such lost Ether.

The Custodial Entities’ or Trust’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the value of the Ether or cash involved in the event, including but not limited to transaction(s) or deliveries(s), giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Trust to the Custodial Entities in respect of the Custody and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars. The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Trust to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the Ether on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement. In addition, the Custodian’s maximum liability in respect of each cold storage address that holds Ether shall be limited to $100 million (the “Cold Storage Threshold”). The Sponsor monitors the value of Ether deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of Ether deposited in each cold storage address on business days. Although the Cold Storage Threshold has to date not been met for a given cold storage address, to the extent it is met the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

The Custodial Entities and the Trust are not liable to each other for any special, incidental, indirect, punitive, or consequential damages, whether or not the other party had been advised of such losses or knew or should have known of the possibility of such damages. In addition, the Custodial Entities are not liable to the Trust for circumstances resulting from certain force majeure events.

Indemnity

The Trust and the Custodial Entities have agreed to indemnify one another from and against certain claims or losses, subject to customary exceptions and limitations.

Fees and Expenses

The Sponsor will pay an annualized fee to the Coinbase Entities, covering the Trust’s use of the Custodial and Prime Broker Services, that is accrued on a monthly basis as a percentage of the Trust’s monthly assets under custody. The Sponsor will also pay a monthly fee to the Prime Broker, covering withdrawals and deposits to or from the Settlement Balance in connection with the creation and redemption of Shares.

Term; Termination and Suspension

The Prime Broker Agreement will remain in effect until either party terminates the Prime Broker Agreement; provided, however, that the Coinbase Entities shall not restrict, suspend, or modify any Prime Broker Services following termination of the Prime Broker Agreement by a Custodial Entity without Cause (as defined in the Prime Broker Agreement) or by the Trust until the end of the applicable notice period and neither party’s termination of the Prime Broker Agreement will be effective until the Trust and/or the Custodial Entities, as the case may be, have fully satisfied their obligations thereunder.

The Trust may terminate the Prime Broker Agreement in whole or in part upon thirty days’ prior written notice to the applicable Custodial Entity; and (ii) for Custodian Cause (as defined in the Prime Broker Agreement) at any time by written notice to the Prime Broker, effective immediately, or on such later date as may be specified in such notice. The Trust will also be entitled to terminate the Prime Broker Agreement in the event that the Custodial Entities do not deliver a SOC 1 Report or SOC 2 Report, as applicable. See “—Record Keeping; Inspection and Auditing.”

The Custodial Entities may terminate the Prime Broker Agreement (i) upon one hundred eighty days’ prior written notice to the Trust; and (ii) for Cause at any time by written notice to the Trust, effective immediately, or on such later date as may be specified in the notice.

In the event that either the Trust or the Custodial Entities terminate the Prime Broker Agreement without Cause, the Custodial Entities shall use reasonable efforts to assist the Trust with transferring any digital assets, fiat currency or funds associated with the Trust’s Accounts to another custodial services provider within ninety days of receipt of the applicable termination notice.

Governing Law

The Prime Broker Agreement is governed by New York law.

MATERIAL U.S. Federal Income Tax Consequences

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

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions, the Trust might not qualify as a grantor trust. The Pre-Creation/Redemption Abandonment Notices provide that the Trust will abandon irrevocably, for no direct or indirect consideration, effective immediately prior to each Creation Time and Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. Prospectively, the Sponsor has committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust might otherwise become entitled. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than Ether as of any date on which it creates or redeems Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

In addition, and in common with other spot digital asset exchange-traded products, at this time the Trust is not permitted to create or redeem Shares via in-kind transactions with Authorized Participants. Unless and until In-Kind Regulatory Approval is obtained, Baskets will be created or redeemed only through Cash Orders. In general, investment vehicles intended to be treated as grantor trusts for U.S. federal income tax purposes historically have created additional trust interests only in kind, and there is no authority directly addressing whether a grantor trust may create or redeem trust interests under procedures similar to those that govern Cash Orders. Accordingly, there can be no complete assurance that the creation or redemption of Shares under the procedures governing Cash Orders will not cause the Trust to fail to qualify as a grantor trust for U.S. federal income tax purposes.

Moreover, because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

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

Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets

Each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the Ether (and any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

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

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the prices of digital assets, including the price of Ether in the Digital Asset Market, and therefore could have an adverse effect on the value of Shares. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, a Trust will hold certain types of digital assets that are not within the scope of the Notice.

The remainder of this discussion assumes that Ether, and any Incidental Rights or IR Virtual Currency that the Trust may hold, is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

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

Except as specifically noted, the discussion below assumes that each U.S. Holder will acquire all of its Shares on the same date for the same price per Share and solely for cash (or, if In-Kind Regulatory Approval is obtained in the future, solely for Ether that were originally acquired by the U.S. Holder for cash on the same date).

As discussed in the section entitled “Description of Creation and Redemption of Shares,” if In-Kind Regulatory Approval is obtained in the future, a U.S. Holder may be able to acquire Shares of the Trust by contributing Ether in kind to the Trust (either directly or through an Authorized Participant acting as agent of the U.S. Holder). Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, such a contribution should not be a taxable event to the U.S. Holder.

For U.S. federal income tax purposes, each U.S. Holder will be treated as owning an undivided interest in the Ether held in the Trust and will be treated as directly realizing its pro rata share of the Trust’s income, gains, losses and deductions. When a U.S. Holder purchases Shares solely for cash, (i) the U.S. Holder’s initial tax basis in its pro rata share of the Ether held in the Trust will be equal to the amount paid for the Shares and (ii) the U.S. Holder’s holding period for its pro rata share of such Ether will begin on the date of such purchase. If, in the future, In-Kind Regulatory Approval is obtained and a U.S. Holder acquires Shares in exchange for Ether, (i) the U.S. Holder’s initial tax basis in its pro rata share of the Ether held in the Trust would be equal to the U.S. Holder’s tax basis in the Ether that the U.S. Holder transferred to the Trust and (ii) the U.S. Holder’s holding period for its pro rata share of such Ether generally would include the period during which the U.S. Holder held the Ether that the U.S. Holder transferred to the Trust. The Ruling & FAQs confirm that if a taxpayer acquires tokens of a digital asset at different times and for different prices, the taxpayer has a separate tax basis in each lot of such tokens. Under the Ruling & FAQs, if, in the future, In-Kind Regulatory Approval is obtained and a U.S. Holder that owns more than one lot of Ether contributes a portion of its Ether to the Trust in exchange for Shares, the U.S. Holder could designate the lot(s) from which such contribution will be made, provided that the U.S. Holder is able to identify specifically which Ether it is contributing and to substantiate its tax basis in those Ether. In general, if a U.S. Holder acquires Shares solely for cash at different prices, the U.S. Holder’s share of the Trust’s Ether will consist of separate lots with separate tax bases. In addition, in this situation, the U.S. Holder’s holding period for the separate lots may be different.

Gains or losses from the sale of Ether to fund cash redemptions are expected to be treated as incurred only by the shareholder that is being redeemed. However, when the Trust transfers Ether to the Sponsor as payment of the Sponsor’s Fee, or sells Ether to fund payment of any Additional Trust Expenses, each U.S. Holder will be treated as having sold its pro rata share of those Ether for their fair market value at that time (which, in the case of Ether sold by the Trust, generally will be equal to the cash proceeds received by the Trust in respect thereof). As a result, each U.S. Holder will recognize gain or loss in an amount equal to the difference between (i) the fair market value of the U.S. Holder’s pro rata share of the Ether transferred and (ii) the U.S. Holder’s tax basis for its pro rata share of the Ether transferred. Any such gain or loss will be short-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the Ether is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the Ether is more than one year. A U.S. Holder’s tax basis in its pro rata share of any Ether transferred by the Trust generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the Ether held in the Trust immediately prior to the transfer by a fraction the numerator of which is the amount of Ether transferred and the denominator of which is the total amount of Ether held in the Trust immediately prior to the transfer. Immediately after the transfer, the U.S. Holder’s tax basis in its pro rata share of the Ether remaining in the Trust will be equal to the tax basis of its pro rata share of the Ether held in the Trust immediately prior to the transfer, less the portion of that tax basis allocable to its pro rata share of the Ether transferred.

As noted above, the IRS has taken the position in the Ruling & FAQs that, under certain circumstances, a hard fork of a digital asset constitutes a taxable event giving rise to ordinary income, and it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. As described above, the Sponsor has committed to causing the Trust to abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise might become entitled. If, however, the Trust were to receive and retain IR Virtual Currency in the future, a U.S. Holder would have a basis in that IR Virtual Currency equal to the amount of income the U.S. Holder recognizes as a result of such fork or airdrop and the U.S. Holder’s holding period for such IR Virtual Currency would begin as of the time it recognizes such income.

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

On a sale or other disposition of Shares, a U.S. Holder will be treated as having sold the Ether underlying such Shares. Accordingly, the U.S. Holder generally will recognize gain or loss in an amount equal to the difference between (i) the amount realized on the sale of the Shares and (ii) the portion of the U.S. Holder’s tax basis in its pro rata share of the Ether held in the Trust that is attributable to the Shares that were sold or otherwise subject to a disposition. Such tax basis generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the Ether held in the Trust immediately prior to such sale or other disposition by a fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition (such fraction, expressed as a percentage, the “Share Percentage”). If the U.S. Holder’s share of the Trust’s Ether consists of separate lots with separate tax bases and/or holding periods, the U.S. Holder will be treated as having sold the Share Percentage of each such lot. Gain or loss recognized by a U.S. Holder on a sale or other disposition of Shares will generally be short-term capital gain or loss if the U.S. Holder’s holding period for the Ether underlying such Shares is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for the Ether underlying such Shares is more than one year. The deductibility of capital losses is subject to significant limitations.

If, in the future, In-Kind Regulatory Approval is obtained and the Trust redeems all or portion of a U.S. Holder’s Shares in exchange for the underlying Ether represented by the redeemed Shares, such redemption generally would not be a taxable event to the U.S. Holder. The U.S. Holder’s tax basis in the Ether received in the redemption generally would be the same as the U.S. Holder’s tax basis for the portion of its pro rata share of the Ether held in the Trust immediately prior to the redemption that was attributable to the Shares redeemed, determined as described above, and the U.S. Holder’s tax basis in its remaining pro rata portion, if any, of the Ether held in the Trust after the redemption would be equal to the tax basis of its pro rata share of the total amount of the Ether held in the Trust immediately prior to the redemption, less the U.S. Holder’s tax basis in the Ether received in the redemption. The U.S. Holder’s holding period with respect to the Ether received would generally include the period during which the U.S. Holder held the Shares so redeemed. A subsequent sale of the Ether received in such redemption would generally be a taxable event.

After any sale or other disposition of fewer than all of a U.S. Holder’s Shares, the U.S. Holder’s tax basis in its pro rata share of the Ether held in the Trust immediately after the disposition will equal the tax basis in its pro rata share of the total amount of the Ether held in the Trust immediately prior to the disposition, less the portion of that tax basis that is taken into account in determining the amount of gain or loss recognized by the U.S. Holder on the disposition (or, in the case of a redemption pursuant to an In-Kind Order, if In-Kind Regulatory Approval is obtained, the portion of tax basis that is treated as the basis of the Ether received by the U.S. Holder in the redemption).

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

A non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to its share of any gain recognized on the Trust’s transfer of Ether in payment of the Sponsor’s Fee or any Additional Trust Expense or on the Trust’s sale or other disposition of Ether. In addition, assuming that the Trust holds no asset other than Ether, a non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to any gain it recognizes on a sale or other disposition of Shares. A non-U.S. Holder also will generally not be subject to U.S. federal income or withholding tax with respect to any distribution received from the Trust, whether in cash or in kind.

Provided that it does not constitute income that is treated as “effectively connected” with the conduct of a trade or business in the United States, U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by a non-U.S. Holder will generally be subject to U.S. withholding tax at the rate of 30% (subject to possible reduction or elimination pursuant to an applicable tax treaty and to statutory exemptions such as the portfolio interest exemption). Although the Sponsor has committed to causing the Trust to abandon all Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future, and although there is no guidance on point, if the Trust were to receive and retain IR Virtual Currency arising from a future fork, airdrop or similar occurrence, it is likely that any ordinary income recognized by a non-U.S. Holder as a result would constitute FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. Non-U.S. Holders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% from a non-U.S. Holder’s pro rata share of any such income. A non-U.S. Holder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund of, the 30% U.S. withholding tax on its share of any such income, but only if the non-U.S. Holder’s home country treats the Trust as “fiscally transparent,” as defined in applicable Treasury regulations.

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

ERISA and Related Considerations

ERISA and Section 4975 of the Code impose certain requirements on employee benefit plans and certain other plans and arrangements, including individual retirement accounts (“IRAs”) and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Section 4975 of the Code (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of Plan assets. Government plans, non-U.S. plans and certain church plans (collectively, “Non-ERISA Arrangements”) are not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, but may be subject to similar rules under other federal, state, local, non-U.S. or other applicable laws (“Similar Laws”).

General Fiduciary Matters

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the risks discussed in this Annual Report, and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to (i) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument, (ii) whether the investment would constitute a direct or indirect non-exempt prohibited transaction under ERISA or the Code, (iii) the Plan’s funding objectives, and (iv) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. Fiduciaries of Non-ERISA Arrangements should carefully consider whether an investment in Shares would violate any applicable Similar Laws.

Plan Asset Issues

Under the Department of Labor’s regulations at section 2510.3-101, as amended by Section 3(42) of ERISA (the “Plan Asset Regulations”), if a Plan invests in an equity interest of an entity that is “a publicly-offered security,” the entity will not be deemed to hold “plan assets” subject to ERISA, and a party managing the assets of such entity will not be subject to the fiduciary responsibility and prohibited transaction rules of ERISA and Section 4975 of the Code. A “publicly-offered security” is a security that is freely transferable, part of a class of securities that is widely held, and is either (i) part of a class of securities registered under section 12(b) or 12(g) of the Exchange Act or (ii) sold to the plan as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act and the class of securities of which such security is a part is registered under the Exchange Act within 120 days (or such later time as may be allowed by the SEC) after the end of the fiscal year of the issuer during which the offering of such securities to the public occurred. Whether a security is “freely transferable” is a factual question determined on the basis of facts and circumstances.

A class of securities is “widely-held” if it is a class of securities that is owned by 100 or more investors independent of the issuer and of one another. It is anticipated that the Shares will constitute “publicly-offered securities” as defined in the Plan Asset Regulations. Accordingly, Shares held by a Plan, and not the underlying Ether held in the Trust represented by the Shares, should be treated as assets of the Plan, for purposes of applying the fiduciary responsibility and prohibited transaction rules of ERISA and the Code.

Investment by Certain Retirement Plans

IRAs and participant-directed accounts under tax-qualified retirement plans are limited in the types of investments they may make under the Code. Potential purchasers of Shares that are IRAs or participant-directed accounts under a Code Section 401(a) plan should consult with their own advisors as to the consequences of an investment in Shares.

Ineligible Purchasers

In general, Shares may not be purchased with the assets of a Plan if the Trustee, the Sponsor, the distributor or any of their respective affiliates or employees either: (i) has investment discretion with respect to the investment of such Plan assets; (ii) has authority or responsibility to give or regularly gives investment advice with respect to such Plan assets, for a fee, and pursuant to an agreement or understanding that such advice will serve as a primary basis for investment decisions with respect to such Plan assets and that such advice will be based on the particular investment needs of the Plan; or (iii) is an employer maintaining or contributing to such Plan. A party that is described in clause (i) or (ii) of the preceding sentence is a fiduciary under ERISA and the Code with respect to the Plan, and any such purchase might result in a prohibited transaction under ERISA and/or the Code.

Representation

Accordingly, by acceptance of Shares, each purchaser and subsequent transferee of Shares will be deemed to have represented and warranted that either (i) no portion of the assets used by such purchaser or transferee to acquire or hold the Shares constitutes assets of any Plan or Non-ERISA Arrangement or (ii) the acquisition, holding and subsequent disposition of the Shares by such purchaser or transferee will not constitute or result in any non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code or violate any applicable Similar Law.

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

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS OR NON-ERISA ARRANGEMENTS IS IN NO RESPECT A REPRESENTATION BY THE SPONSOR OR ANY OTHER PARTY RELATED TO THE TRUST THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN OR NON-ERISA ARRANGEMENT OR PLANS OR NON-ERISA ARRANGEMENTS GENERALLY OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN OR NON-ERISA ARRANGEMENT OR PLANS OR NON-ERISA ARRANGEMENTS GENERALLY. THE PERSON WITH INVESTMENT DISCRETION WITH RESPECT FOR ANY PLAN OR NON-ERISA ARRANGEMENT SHOULD CONSULT WITH ITS OWN COUNSEL AND ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE TRUST, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN OR NON-ERISA ARRANGEMENT BEFORE PURCHASING SHARES. NEITHER THIS DISCUSSION NOR ANYTHING IN THIS ANNUAL REPORT IS OR IS INTENDED TO BE INVESTMENT ADVICE DIRECTED AT ANY POTENTIAL PURCHASER THAT IS A PLAN OR NON-ERISA ARRANGEMENT, OR AT SUCH PURCHASERS GENERALLY.

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

•
Extreme volatility of trading prices that many digital assets, including Ether, have experienced in recent periods and may continue to experience, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value;
•
The medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
•
The value of the Shares is dependent on the acceptance of digital assets, such as Ether, which represent a new and rapidly evolving industry;
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
•
The value of the Shares relates directly to the value of Ether held by the Trust, the value of which may be highly volatile and subject to fluctuations;
•
The largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
The limited history of the Index;
•
Competition from the emergence or growth of other digital assets could have a negative impact on the price of Ether and adversely affect the value of the Shares;
•
The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s Ether and to the operations of the Trust;
•
The liquidity of the Shares may be affected if Authorized Participants cease to perform their obligations under the Participant Agreements or the Liquidity Engager is unable to engage Liquidity Providers;
•
The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between NYSE Arca and the Digital Asset Trading Platform Market;
•
Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share;
•
The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust;
•
Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share;
•
A determination that Ether or any other digital asset is a “security” may adversely affect the value of Ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust;
•
Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Ether, validating activity or the operation of the Ethereum Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares;

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
•
The Sponsor’s services may be discontinued, which could be detrimental to the Trust; and
•
If the Custodian resigns or is removed by the Sponsor, or otherwise, without replacement, it could trigger early termination of the Trust.

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including Ether, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including declines in the trading prices of Ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including Ether, have experienced extreme volatility throughout their existence, including in recent periods and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices, including Ether, experienced significant volatility throughout 2021 and 2022. This volatility became extreme in November 2022, when FTX, then a major Digital Asset Trading Platform, halted customer withdrawals. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices, including Ether, have continued to fluctuate widely through the date of this Annual Report.

Extreme volatility in the future, including declines in the trading prices of Ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of Ether and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of Ether. For additional information that quantifies the volatility of Ether prices and the value of the Shares, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and Ether Prices.”

Digital assets such as Ether were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as Ether were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital asset networks and related protocols are in the early stages of development. Given the recency of the development of Digital Asset Networks and related protocols, digital assets and the underlying digital asset networks and related protocols may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks and related protocols.
•
The loss of access to a private key required to access a digital asset may be irreversible. If a private key is lost and no backup of the private key is accessible, or if the private key is otherwise compromised, the owner would be unable to access the digital asset corresponding to that private key.
•
Digital asset networks and related protocols are dependent upon the internet. A disruption of the internet or a digital asset network or related protocol, such as the Ethereum Network, would affect the ability to transfer digital assets, including Ether, and, consequently, their value.
•
The acceptance of software patches or upgrades to a digital asset network by a significant, but not overwhelming, percentage of the users and validators in a digital asset network, such as the Ethereum Network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate blockchain networks.
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
•
Moreover, in the past, flaws in the source code for digital asset networks and related protocols have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying Ether could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s Ether, which would adversely affect the value of the Shares. Moreover, functionality of the Ethereum Network may be negatively affected by such an exploit such that it is no longer attractive to users, thereby dampening demand for Ether. Even if another digital asset other than Ether were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital asset networks and related protocols generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.
•
The Ethereum Network is in the process of implementing a series of software upgrades and other changes to its protocol, which were previously referred to collectively as Ethereum 2.0 and some of which were implemented during 2022, such as the Merge. These upgrades will result in new iterations of the Ethereum Network. Many of the contemplated upgrades the Ethereum Network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as the Merge, previously successful upgrades do not guarantee that future upgrades will be successful, and any failure to properly implement future changes could have a material adverse effect on the value of Ether and the value of the Shares. In March 2024, the Ethereum Network completed a network upgrade called Dencun, which enabled “proto-danksharding.” The purpose of proto-danksharding is to increase scalability of the Ethereum Network by allowing easy synchronization with Layer 2 networks capable of processing many more transactions than the Layer 1 blockchain alone. The intended effect would be to increase the rate of transactions that can be processed by the Ethereum Network. As a result, it is possible that the amount of Ether required to sync Layer 2 networks with the Blockchain would be reduced and therefore the demand for Ether could be reduced, which could have a material adverse effect on the value of Ether and the value of the Shares. See “Item 1. Business—Overview of the Ethereum Industry and Market—Modifications to the Ethereum Protocol” for additional information. In addition, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See “A temporary or permanent “fork” could adversely affect the value of the Shares” for additional information.
•
The Ethereum Network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of Ether as well as other Ethereum Network protocols. For example, the Ethereum Network has on three separate occasions reduced the quantity of Ether rewarded per block and may make additional changes in the future, see “Item 1. Business—Overview of the Ethereum Industry and Market—Creation of New Ether” for additional information. If the Ethereum Network does not successfully develop its policies on supply and issuance, or does so in a manner that is not attractive to network participants, there may not be sufficient network level support for such network, which could lead to a decline in the support and price of Ether.

Moreover, because digital assets, including Ether, have existed for a short period of time and are continuing to be developed, there may be additional risks to digital asset networks and related protocols that are impossible to predict as of the date of this Annual Report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of Ether.

The first digital asset, Bitcoin, was launched in 2009. Ether was launched in 2015 and, along with Bitcoin, was one of the first cryptographic digital assets to gain global adoption and critical mass. In general, digital asset networks, including the Ethereum Network and related protocols represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Ether is only selectively accepted as a means of payment by retail and commercial outlets, and use of Ether by consumers remains limited. Banks and other established financial institutions, whether voluntarily or in response to regulatory feedback, may refuse to process funds for Ether transactions; process wire transfers to or from Digital Asset Trading Platforms, Ether-related companies or service providers; or maintain accounts for persons or entities transacting in Ether. As a result, the prices of Ether are largely determined by speculators and validators, thus contributing to price volatility that makes retailers less likely to accept Ether in the future. While the use of other digital assets, such as Bitcoin, to purchase goods and services from commercial or service businesses is developing, Ether has not yet been accepted in the same manner because it has a slightly different purpose than Bitcoin.
•
Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as Ether, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.
•
The prices of digital assets may be determined on a relatively small number of Digital Asset Trading Platforms by a relatively small number of market participants, many of whom are speculators or those intimately involved with the issuance of such digital assets, such as validators or developers, which could contribute to price volatility that makes retailers less likely to accept digital assets in the future.
•
Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. If any such features are introduced to the Ethereum Network, any trading platforms or businesses that facilitate transactions in Ether may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.
•
Users, developers and validators may switch to or adopt certain digital asset networks or protocols at the expense of their engagement with other digital asset networks and protocols, which may negatively impact those networks and protocols, including the Ethereum Network.

Smart contracts are a new technology and ongoing development may magnify initial problems, cause volatility on the networks that use smart contracts and reduce interest in them, which could have an adverse impact on the value of Ether.

Smart contracts are programs that run on a blockchain that execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO, a distributed autonomous organization for venture capital funding, allowed an attack by a hacker to syphon approximately $60 million worth of Ether from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain developers and core contributors pursued a “hard fork” of the Ethereum Network in order to erase any record of the theft. Despite these efforts, the price of Ether dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a $30 million theft of Ether, and in November 2017, a new vulnerability in Parity’s wallet software led to roughly $160 million worth of Ether being indefinitely frozen in an account. Other smart contracts, such as bridges between blockchain networks and DeFi protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Initial problems and continued problems with the development, design and deployment of smart contracts may have an adverse effect on the value of Ether, which could have a negative impact on the value of the Shares.

Layer 2 solutions on the Ethereum Network were only recently conceived and may not properly function as intended, which could have an adverse impact on the value of Ether and an investment in the Shares.

So-called “Layer 2” solutions are protocols built on top of an underlying smart contract platform blockchain intended to provide scalability to the underlying blockchain by increasing transaction efficiency. For example, Arbitrum is a smart contract platform protocol built on top of the Blockchain; it is intended to provide scalability to Ethereum by allowing users to transact on a second blockchain deployed on the Ethereum Network. Under this model, Ethereum functions as the base layer, or “Layer 1” blockchain. Such solutions are intended to improve upon the transaction speed, cost and efficiency of transactions on their respective Layer 1. Layer 2 solutions therefore rely, to various degrees, on the functionality of the underlying Layer 1 blockchain.

The details of how this is done vary significantly between different Layer 2 technologies and implementations. For example, “rollups” perform transaction execution outside the Layer 1 blockchain and then post the data, typically in batches, back to the Layer 1 blockchain where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves). By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels”, which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 blockchain (the transaction opening the state channel, and the transaction closing the channel), “side chains”, in which an entire Layer 2 blockchain network with similar capabilities to the existing Layer 1 blockchain runs in parallel with the existing Layer 1 blockchain and allows smart contracts and DApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Ethereum Network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change. There is no guarantee that any of the mechanisms in place or being explored for increasing the speed and throughput of settlement of Ethereum Network transactions will be effective, or how long these mechanisms will take to become effective, which could cause the Ethereum Network to not adequately resolve scaling challenges and adversely impact the adoption of Ether and the Ethereum Network and the value of the Shares. There is no guarantee that any potential scaling solution, whether a change to the Layer 1 blockchain or the introduction of a Layer 2 solution like rollups, state channels or side chains, will achieve widespread adoption. It is possible that proposed changes to the Layer 1 Ethereum Network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Ethereum Network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Ethereum Network to suffer reduced adoption or causing users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. For example, in multiple instances throughout 2022 and 2023, the Arbitrum network experienced outages due to failures in its primary node responsible for submitting transactions to Ethereum.

Further, smart contracts deployed on one Layer 2 solution may not be interoperable with smart contracts deployed on other Layer 2 solutions. In particular, the advent of Layer 2 solutions presents the possibility of fracturing liquidity of DeFi DApps on a smart contract platform’s mainchain by splitting such liquidity among multiple, non-interoperable Layer 2 solutions, which could limit their use case or reduce efficiency. As Layer 2 solutions grow in popularity and total value locked, these types of difficulties may lead to transactional congestion or forfeiture of value held on the Ethereum Network, which in turn could have an adverse impact on the value of Ether.

Changes in the governance of a digital asset network or protocol may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s or protocol’s ability to grow and respond to challenges.

The governance of some digital asset networks and protocols, such as the Ethereum Network, is generally by voluntary consensus and open competition. For such networks and protocols, there may be a lack of consensus or clarity on that network’s or protocol’s governance, which may stymie such network’s or protocol’s utility, adaptability and ability to grow and face challenges. The foregoing notwithstanding, the underlying software for some digital asset networks and protocols, such as the Ethereum Network, is informally or formally managed or developed by a group of core developers that propose amendments to the relevant network’s or protocol’s source code. Core developers’ roles may evolve over time, generally based on self-determined participation. If a significant majority of users and validators were to adopt amendments to a decentralized network based on the proposals of such core developers, such network would be subject to new source code that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public, permissionless blockchains generally face a tradeoff between security and scalability. One means through which digital asset networks that utilize public, permissionless blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization of a public, permissionless blockchain generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network that utilizes a public, permissionless blockchain may be limited in the number of transactions it can process by the computing capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and Layer 2 networks. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Layer 2 networks can increase the scalability of a blockchain by allowing users to transact on a second blockchain deployed on top of a “Layer 1” network.

As of December 31, 2024, the Ethereum Network handled approximately 14 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in March 2024, the Ethereum Network completed a network upgrade called Dencun, which enabled “proto-danksharding.” See “Item 1. Business—Overview of the Ethereum Industry and Market—Creation of New Ether” and “—Modifications to the Ethereum Protocol” for additional information.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably. For example, the Ethereum Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2022, Ether average daily transaction fees have ranged from $0.56 per transaction, on August 31, 2024, to as high as $200.27 per transaction, on May 1, 2022. As of December 31, 2024, Ether average daily transaction fees stood at $3.52 per transaction. Increased transaction fees and decreased settlement speeds could preclude certain uses for Ether (e.g., micropayments), and could reduce demand for, and the price of, Ether, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement or throughput of Ethereum Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital asset networks and related protocols are often developed by a diverse set of contributors, but are also often developed by identifiable and high-profile contributors. The perception that certain high-profile contributors may no longer contribute to the applicable digital asset network or protocol may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of Ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of Ether. In the event a high-profile contributor to the Ethereum Network, such as Vitalik Buterin, is perceived as no longer contributing to the Ethereum Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of Ether, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, or any ability to participate in or otherwise influence a digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.

As of December 31, 2024, the largest 100 Ether wallets held approximately 21.9% of the Ether in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant amount of Ether, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Ether.

If the digital asset award or transaction fees for recording transactions on the Ethereum Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expanding validating power or demand high transaction fees, which could negatively impact the value of Ether and the value of the Shares.

In 2021, the Ethereum Network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate transaction fees paid to Ether validators (then called “miners”) in such a manner that reduced the total net issuance of Ether fees paid to miners. If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Ethereum Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the Blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Over the past several years, digital asset validating operations have evolved from individual users validating with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” validating operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset validating operations are not sufficiently high, digital asset validators are more likely to immediately sell digital assets earned by validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
A reduction in digital assets staked by validators on the Ethereum Network could increase the likelihood of a malicious actor or botnet obtaining control. See “—If a malicious actor or botnet obtains control of more than 33% of the validating power on the Ethereum Network, or otherwise obtains control over the Ethereum Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.”
•
Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions in the Blockchain or a software upgrade automatically charges fees for all transactions on the Ethereum Network, the cost of using Ether may increase and the marketplace may be reluctant to accept Ether as a means of payment. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Ethereum Network and force users to pay higher fees, thus reducing the attractiveness of the Ethereum Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Ethereum Network, the value of Ether and the value of the Shares.
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
•
During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum Network, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions, such as Flashbots, have been developed which facilitate validators in capturing MEV produced by these increased fees. The MEV incentive system may lead to an increase in transaction fees on the Ethereum Network, which may diminish its use. Users or other stakeholders on the Ethereum Network could also view the existence of MEV as unfair manipulation of decentralized digital asset networks, and refrain from using DeFi protocols or the Ethereum Network generally. In addition, it’s possible regulators or legislators could enact rules which restrict the use of MEV, which could diminish the popularity of the Ethereum Network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of Ether and the value of the Shares.

If a malicious actor or botnet obtains control of more than 33% of the validating power on the Ethereum Network, or otherwise obtains control over the Ethereum Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.

All networked systems are vulnerable to various types of attacks. As with any computer network, the Ethereum Network could be attacked. For example, following the Merge and the switch to proof-of-stake validation, the Ethereum Network is currently vulnerable to several types of attacks, including:

•
“>33% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 33% of the total staked Ether on the Ethereum Network, a malicious actor could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain. This is designed to be a temporary risk, as the Ethereum Network’s inactivity leak would be expected to eventually penalize the attacker enough for the chain to finalize again (i.e., the honest majority would be expected to reclaim 2/3rd stake as the attacker’s stake is penalized). Moreover, it is not believed that a 33% attack would allow a malicious actor to engage in double-spending or fraudulent block propagation. Even without 33% control, a malicious actor or botnet could create a flood of transactions in order to slow down the Ethereum Network.
•
“>50% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 50% of the total staked Ether on the Ethereum Network, a malicious actor would be able to manipulate transactions on the blockchain, including censoring transactions, double-spending and fraudulent block propagation, potentially for an extended period or even permanently. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker’s ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively. To the extent that such malicious actor or botnet did not yield its control of the validating power on the Ethereum Network or the Ethereum community did not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible.
•
“>66% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 66% of the total staked Ether on the Ethereum Network, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation. Although the malicious actor or botnet may not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control (over 50%). The attacker could finalize their preferred chain without any consideration for the votes of other stakers and could also revert finalized blocks.

In an example from another network, in August 2020, the Ethereum Classic Network, a proof-of-work network, was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attacks resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of over $5.0 million and $1.0 million.

In addition, in May 2019, the Bitcoin Cash network, a proof-of-work network, experienced a >50% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the Ethereum Network, which could negatively impact the value of Ether and the value of the Shares.

Although there are no known reports of malicious control of the Ethereum Network, if groups of coordinating or connected Ether holders that together have more than 33% of outstanding Ether were to stake that Ether and run validators, they could exert authority over the validation of Ether transactions. This risk is heightened if a substantial amount of the validating power on the network falls within the jurisdiction of a single governmental authority and is significantly heightened if over 66% falls within such a jurisdiction. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of Ethereum Network validators, the feasibility of a malicious actor obtaining control of the validating power on the Ethereum Network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over the Ethereum Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. The less that the Ethereum ecosystem grows, the greater the possibility that a malicious actor may be able to maliciously influence the Ethereum Network in this manner. Moreover, it is possible that a group of Ether holders that together control more than a substantial amount of outstanding Ether are in fact part of the initial or current core developer group, or are otherwise influential members of the Ethereum community. To the extent that the initial or current core developer groups also control higher than a threshold of outstanding Ether necessary for an attack, as some believe, the risk of this particular group of users causing the Ethereum Network to adopt updates to the core protocol that this particular group wants to be implemented will be even greater, and should this materialize, it may adversely affect the value of the Shares.

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

The Ethereum Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and validators of Ether adopt the modification. When a modification is introduced and a substantial majority of users and validators’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and validators’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Ethereum Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of Ethereum running in parallel, yet lacking interchangeability. For example, in September 2022, the Ethereum Network transitioned to a proof-of-stake model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum Network occurred, as certain Ethereum miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work.”

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum Network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum Network to syphon approximately $60 million of Ether held by The DAO, a distributed autonomous organization, into a segregated account. In response to the exploit, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the exploit. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Trading Platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and validators abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum trading platforms through at least October 2016. An Ethereum trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 33% of the validating power of a digital asset network that retained or attracted less validating power, thereby making digital asset networks that rely on proof-of-stake more susceptible to attack.

Digital asset networks and related protocols may also be cloned. Unlike a fork of a digital asset network, which modifies an existing blockchain, and results in two competing digital asset networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of Ether at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Ethereum Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. For example, following the DAO hack in July 2016, holders of Ethereum voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of Ethereum rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined. A clone may also adversely affect the price of Ether at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash network to launch Zclassic, a substantially identical version of the Zcash network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash network launch on October 28, 2016. A clone may also adversely affect the price of Ether at the time of announcement or adoption.

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

In the event of a hard fork of the Ethereum Network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which digital asset network, among a group of incompatible forks of the Ethereum Network, is generally accepted as the Ethereum Network and should therefore be considered the appropriate digital asset network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of Ether, users, services, businesses, validators and other constituencies, as well as the actual continued acceptance of, validating power on, and community engagement with, the Ethereum Network. There is no guarantee that the Sponsor will choose the digital asset network or digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with shareholders, security vendors and the Index Provider on what is generally accepted as Ether and should therefore be considered “Ether” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

Any name change and any associated rebranding initiative by the core developers of Ether may not be favorably received by the digital asset community, which could negatively impact the value of Ether and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on the Ethereum Network or Ether. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of Ether and the value of the Shares.

If the Ethereum Network is used to facilitate illicit activities, businesses that facilitate transactions in Ether could be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of Ether and the value of the Shares.

Digital asset networks have in the past been, and may continue to be, used to facilitate illicit activities. If the Ethereum Network is used to facilitate illicit activities, businesses that facilitate transactions in Ether could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, if there is a concern that certain smart contracts on the Ethereum Network could interfere with the performance of anti-money laundering activities and economic sanctions checks. There is also a risk that Digital Asset Trading Platforms may remove Ether from their platforms as a result of these concerns. Other service providers of such businesses may also cut off services if there is a concern that the Ethereum Network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the Ethereum Network and/or adversely affect the price of Ether, the attractiveness of the Ethereum Network and an investment in the Shares of the Trust.

When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, Ether or, subject to NYSE Arca obtaining regulatory approval from the SEC, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations. When an Authorized Participant or Liquidity Provider sources Ether in connection with the creation of the Shares or facilitates transactions in Ether at the direction of the Trust or the Sponsor, it directly faces its counterparty and, in all instances, the Authorized Participant or Liquidity Provider, as applicable, follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant is a registered broker-dealer and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA.

In accordance with its regulatory obligations, the Authorized Participant, or the Liquidity Provider, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of its counterparty onboarding process, each of the Authorized Participant and the Liquidity Provider uses third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of OFAC and countries and territories identified as non-cooperative by the Financial Action Task Force. If the Sponsor, the Trust, the Authorized Participant or the Liquidity Provider were nevertheless to transact with such a sanctioned entity, the Sponsor, the Trust, the Authorized Participant and the Liquidity Provider would be at increased risk of potential criminal or civil lawsuits.

Validators may suffer losses due to Staking, or Staking may prove unattractive to validators, which could adversely affect the Ethereum Network.

Validation on the Ethereum Network requires Ether to be transferred into smart contracts on the underlying blockchain network not under the control of the person who owns such Ether. If the Ethereum Network source code or protocol were to fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such transferred (i.e., staked) Ether may be irretrievably lost. In addition, the Ethereum Network’s underlying protocol dictates requirements for participation in validation activity, and may impose penalties, if the relevant activities are not performed correctly. The Ethereum Network imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of staked Ether being destroyed or “burned”: penalties, slashing and inactivity leaks.

A validator may face penalties if it fails to take certain actions, such as providing a timely attestation to a block proposed by another validator. Under this scenario, a validator’s staked Ether could be burned in an amount equal to the reward to which it would have been entitled for successfully performing the actions.

A more severe sanction (i.e., “slashing”) is imposed if a validator commits malicious acts related to the proposal or attestation of blocks with invalid transactions. Slashing can result in the validator having a portion of its staked Ether immediately confiscated, withdrawn, or burned by the Ethereum Network, resulting in losses to them. After this initial slashing, the validator is queued for forceful removal from the Ethereum Network’s validator “pool,” and more of the validator’s stake is burned over a period of approximately 36 days (with the exact amount of Ether burned and time period determined by the protocol) regardless of whether the validator makes any further slashable errors, at which point the validator is automatically removed from the validator pool.

Staked Ether may also be burned through a process known as an “inactivity leak,” which is triggered if the Ethereum protocol has gone too long without finalizing a new block. For a new block to be successfully added to the blockchain, validators that account for at least two-thirds of all staked Ether must agree on the validity of a proposed block. This means that if validators representing more than one-third of the total staked Ether are offline, no new blocks can be finalized. To prevent this, an inactivity leak causes the Ether staked by the inactive validators to gradually “bleed away” until these inactive validators represent less than one-third of the total stake, thereby allowing the remaining active validators to finalize proposed blocks. This provides a further incentive for validators to remain online and continue performing validation activities.

As well as sanctions, as part of the “activating” and “exiting” processes of Staking, staked Ether will be inaccessible for a variable period of time determined by a range of factors, including network congestion, resulting in potential inaccessibility during those periods. “Activation” is the funding of a validator to be included in the active set of validators, thereby allowing the validator to participate in the Ethereum Network’s proof-of-stake consensus protocol. “Exit” is the request to exit from the active set of validators and no longer participate in the Ethereum Network’s proof-of-stake consensus protocol. As part of these “activating” and “exiting” processes of Staking on the Ethereum Network, any staked Ether will be inaccessible for a period of time and will not earn any income during this period. However, depending on demand, un-staking can take between hours, days or weeks to complete.

If validators’ staked Ether are slashed or otherwise subject to sanctions by the Ethereum Network, their assets may be confiscated, withdrawn, or burnt by the network, resulting in losses to the validator, or the users who provided the Ether to the validator to stake on their behalf. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Ethereum Network’s adoption or the price of Ether. Any disruption of validation on the Ethereum Network could interfere with network operations and cause the Ethereum Network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of Ether to decrease. In addition, the limited liquidity during the “activation” or “exiting” processes could dissuade potential validators from participating, which could interfere with network operations or security and cause the Ethereum Network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of Ether to decrease.

There can be no guarantee that penalties, slashing or inactivity leaks and resulting losses will not deter validators from Staking. Any such deterrence would affect the Ethereum Network’s ability to process transactions, thus making the Ethereum Network less attractive to potential users thereof and negatively affecting the value of the Shares.

Liquid staking applications pose centralization concerns, and a single liquid staking application has reportedly controlled around or in excess of 33% of the total staked Ether on the Ethereum Network.

Validators must deposit 32 Ether to activate a unique validator key pair that is used to sign block proposals and attestations on behalf of its stake (i.e., participate in the proof-of-stake consensus mechanism). For every 32 Ether deposit that is staked, a unique validator key pair is generated. This validator key pair is only used in validation processes (block proposal and attestation, and the staking associated therewith), and is separate from the public-private key pair generated in respect of the blockchain address on the Ethereum Network which is used to hold the Ether. An application built on the Ethereum Network, or a single node operator, can manage many validator key pairs. For example, Lido, an application that provides a so-called “liquid staking” solution that permits holders of Ether to deposit them with Lido, which stakes the Ether while issuing the holder a transferrable token, is reported by some sources to have or have had up to 275,000 validator key pairs (each representing 32 staked Ether) divided across over 30 node operators. At times, Lido has reportedly controlled around or in excess of 33% of the total staked Ether on the Ethereum Network. While it is widely believed that Lido has little incentive to attempt to interfere with transaction finality or block confirmations using its reported 33% stake, since doing so would likely cause its entire stake to be slashed and thus lost (assuming good actors unaffiliated with Lido controlled the remainder), and also because Lido is believed to not control most of the third-party node operators where its Ether is staked, and finally because the occurrence of such manipulation of the Ethereum Network’s consensus process by Lido or any other actor would likely cause Ether to lose substantial value (which would hurt Lido economically), it nevertheless poses centralization concerns. If Lido, or a bad actor with a similar sized stake, were to attempt to interfere with transaction finality or block confirmations, it could negatively affect the use and adoption of the Ethereum Network, the value of Ether, and thus the value of the Shares.

Risk Factors Related to the Digital Asset Markets

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Since the fourth quarter of 2021 and to date, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

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

In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) in January 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General (“NYAG”) brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD. (“Genesis Asia Pacific”), Genesis Holdco (together with Genesis Capital and Genesis Asia Pacific, the “Genesis Entities”), Genesis Capital’s former CEO, DCG, and DCG’s CEO alleging violations of the New York Penal Law, the New York General Business Law and the New York Executive Law. In February 2024, the NYAG amended its complaint to expand the charges against Gemini, the Genesis Entities, Genesis Capital’s former CEO, DCG, and DCG’s CEO to include harm to additional investors. Also in February 2024, the Genesis Entities entered into a settlement agreement with the NYAG to resolve the NYAG’s allegations against the Genesis Entities, which settlement was subsequently approved by the Bankruptcy Court of the Southern District of New York.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor.

These events have led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), two of the largest Digital Asset Trading Platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance. US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. Coinbase, Binance and Kraken all continue to litigate these charges against the SEC and Coinbase’s motion for interlocutory appeal to the Second Circuit was recently granted. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices.

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

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into FDIC receiverships. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem in the United States, their failures may impact the willingness of banks (based on regulatory pressure or otherwise) to provide banking services to digital asset market participants. In addition, because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem, their failure has caused a number of companies that provide digital asset-related services to be unable to find banks that are willing to provide them with such banking services. The inability to access banking services could negatively impact digital asset market participants and therefore the value of digital assets, including Ether, and thus the Shares. In addition, although these events did not have an impact directly on the Trust or the Sponsor when these bank failures occurred, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services.

In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset's security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking.

Events such as these that impact the wider digital asset ecosystem are continuing to develop and change at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or on the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including declines in the trading prices and liquidity of Ether, or the failure of service providers to the Trust, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The value of the Shares relates directly to the value of Ether, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the Ether held by the Trust and fluctuations in the price of Ether could adversely affect the value of the Shares. The market price of Ether may be highly volatile, and subject to a number of factors, including:

•
An increase in the global Ether supply;
•
Manipulative trading activity on Digital Asset Trading Platforms, which, in many cases, are largely unregulated;
•
The adoption of Ether as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Ethereum Network;
•
Forks in the Ethereum Network;
•
Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or Ether, and Digital Asset Trading Platform rates;
•
Consumer preferences and perceptions of Ether specifically and digital assets generally;
•
Fiat currency withdrawal and deposit policies on Digital Asset Trading Platforms;
•
The liquidity of Digital Asset Markets and any increase or decrease in trading volume on Digital Asset Markets;
•
Investment and trading activities of large investors that invest directly or indirectly in Ether;
•
A “short squeeze” resulting from speculation on the price of Ether, if aggregate short exposure exceeds the number of Shares available for purchase;
•
An active derivatives market for Ether or for digital assets generally;
•
A determination that Ether is a security or changes in Ether’s status under the federal securities laws;
•
Monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of Ether as a form of payment or the purchase of Ether on the Digital Asset Markets;
•
Global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;
•
Fees associated with processing an Ether transaction and the speed at which Ether transactions are settled;
•
Interruptions in service from or closures or failures of major Digital Asset Trading Platforms;
•
Decreased confidence in Digital Asset Trading Platforms due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms;
•
Increased competition from other forms of digital assets or payment services; and
•
The Trust’s own acquisitions or dispositions of Ether, since there is no limit on the amount of Ether that the Trust may acquire.

In addition, there is no assurance that Ether will maintain its value in the long or intermediate term. In the event that the price of Ether declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of an Ether as represented by the Index Price or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of Ether has resulted, and may continue to result, in speculation regarding future appreciation in the value of Ether, inflating and making the Index Price more volatile. As a result, Ether may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Index Price and could adversely affect the value of the Shares.

Due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, they may experience fraud, market manipulation, business failures, security failures or operational problems, which may adversely affect the value of Ether and, consequently, the value of the Shares.

Digital Asset Trading Platforms are relatively new and, in many ways, are not subject to, or may not comply with, regulation in relevant jurisdictions in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. While many prominent Digital Asset Trading Platforms provide the public with significant information regarding their on-chain activities, ownership structure, management teams, corporate practices, cybersecurity practices and regulatory compliance, many other Digital Asset Trading Platforms do not provide this information. Furthermore, while Digital Asset Trading Platforms are and may continue to be subject to federal and state licensing requirements in the United States, Digital Asset Trading Platforms do not currently appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Trading Platforms, including prominent trading platforms that handle a significant volume of Ether trading.

Many Digital Asset Trading Platforms, both in the United States and abroad, are unlicensed, not subject to, or not in compliance with, regulation in relevant jurisdictions, or operate without extensive supervision by governmental authorities. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these Digital Asset Trading Platforms is generally significantly less regulated than trading activity on or reported by regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022 one report claimed that trading volumes on Digital Asset Trading Platforms were inflated by over 70% due to false or non-economic trades, with specific focus on unlicensed trading platforms located outside of the United States. Such reports may indicate that the Digital Asset Trading Platform Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Trading Platform Market than is commonly understood, or that a much larger portion of digital asset market activity takes place on decentralized finance platforms than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Trading Platform Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Ether and/or negatively affect the market perception of Ether, which could in turn adversely impact the value of the Shares.

The SEC has also identified possible sources of fraud and manipulation in the Digital Asset Markets generally, including, among others (1) “wash-trading”; (2) persons with a dominant position in a digital asset manipulating pricing in such digital asset; (3) hacking of the underlying digital asset network and trading platforms; (4) malicious control of the underlying digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in a digital asset, new sources of demand for a digital asset) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at Digital Asset Markets. The use or presence of such acts and practices in the Digital Asset Markets could, for example, falsely inflate the volume of Ether present in the Digital Asset Markets or cause distortions in the price of Ether, among other things that could adversely affect the Trust or cause losses to shareholders. Moreover, tools to detect and deter fraudulent or manipulative trading activities, such as market manipulation, front-running of trades, and wash-trading, may not be available to or employed by Digital Asset Markets, or may not exist at all. Many Digital Asset Markets also lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of Ether on Digital Asset Markets may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges.

In addition, over the past several years, some Digital Asset Trading Platforms have been closed, been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure and/or security breaches. In many of these instances, the customers of such Digital Asset Trading Platforms were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Trading Platforms. In some instances, customers are made whole only in dollar terms as of the Digital Asset Trading Platform’s date of failure, rather than on a digital asset basis, meaning customers may still lose out on any price increase in digital assets.

While smaller Digital Asset Trading Platforms are less likely to have the infrastructure and capitalization that make larger Digital Asset Trading Platforms more stable, larger Digital Asset Trading Platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, including on the price of Ether, and therefore may be more likely to be targets of regulatory enforcement action. For example, in November 2022, FTX, another of the world’s largest Digital Asset Trading Platforms, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. Fraud, security failures and operational problems all played a role in FTX’s issues and downfall. Moreover, Digital Asset Trading Platforms have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought the Binance Complaint and Coinbase Complaint, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency.

Negative perception, a lack of stability and standardized regulation in the Digital Asset Markets and/or the closure or temporary shutdown of Digital Asset Trading Platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Ethereum Network and result in greater volatility in the prices of Ether. Furthermore, the closure or temporary shutdown of a Digital Asset Trading Platform used in calculating the Index Price may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. These potential consequences of such a Digital Asset Trading Platform’s failure could adversely affect the value of the Shares.

Digital Asset Trading Platforms may be exposed to front-running.

Digital Asset Trading Platforms may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized trading platforms. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy tokens at a low price and later sell them at a higher price while simultaneously exiting the position. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of Digital Asset Trading Platforms and digital assets more generally.

Digital Asset Trading Platforms may be exposed to wash-trading.

Digital Asset Trading Platforms may be susceptible to wash-trading. Wash-trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash-trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve a trading platform’s attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume trading platforms on which to list their tokens. Results of wash-trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash-trading even on regulated venues. Any actual or perceived false trading on Digital Asset Trading Platforms, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Ether and/or negatively affect the market perception of Ether.

To the extent that wash-trading either occurs or appears to occur in Digital Asset Trading Platforms, investors may develop negative perceptions about Ether and the digital assets industry more broadly, which could adversely impact the price of Ether and, therefore, the price of the Shares. Wash-trading also may place more legitimate Digital Asset Trading Platforms at a relative competitive disadvantage.

The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.

The Index has a limited history and the Index Price is a composite reference rate calculated using trading price data from various Digital Asset Trading Platforms chosen by the Index Provider. The Digital Asset Trading Platforms chosen by the Index Provider have also changed over time. For example, on October 28, 2023, the Index Provider added Crypto.com to the Index due to the trading platform meeting the minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. The Index Provider may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. For more information on the inclusion criteria for Digital Asset Trading Platforms in the Index, see “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price.”

Although the Index is designed to accurately capture the market price of Ether, third parties may be able to purchase and sell Ether on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of Ether on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Index Provider, on any given day during the year ended December 31, 2024, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Trading Platform included in the Index and the Index Price was 0.29% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Trading Platform included in the Index and the Index Price was 0.28%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Trading Platforms included in the Index and the Index Price was 0.003%. All Digital Asset Trading Platforms that were included in the Index throughout the period were considered in this analysis. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of Ether, which could adversely affect the value of the Shares.

The Index Price used to calculate the value of the Trust’s Ether may be volatile, and purchasing and selling activity in the Digital Asset Markets associated with Basket creations and redemptions may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of Ether on public Digital Asset Trading Platforms has a very limited history, and during this history, Ether prices on the Digital Asset Markets more generally, and on Digital Asset Trading Platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, the Index Price, and the price of Ether generally, remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility could adversely affect the value of the Shares. For example, from January 1, 2020 through December 31, 2024, the Index Price ranged from $109.83 to $4,776.32, with the straight average being $1,981.09. In addition, during the twelve months ended December 31, 2024, the Index Price ranged from $2,198.66 to $4,050.21. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group. The price of Ether more generally has experienced volatility similar to the Index Price during these periods. For additional information on movement of the Index Price and the price of Ether, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and Ether Prices.”

Furthermore, because the number of Digital Asset Trading Platforms is limited, the Index will necessarily be comprised of a limited number of Digital Asset Trading Platforms. If a Digital Asset Trading Platform were subjected to regulatory, volatility or other pricing issues, the Index Provider would have limited ability to remove such Digital Asset Trading Platform from the Index, which could skew the price of Ether as represented by the Index. Trading on a limited number of Digital Asset Trading Platforms may result in less favorable prices and decreased liquidity of Ether and, therefore, could have an adverse effect on the value of the Shares.

Purchasing activity associated with acquiring Ether required for the creation of Baskets may increase the market price of Ether on the Digital Asset Markets, which will result in higher prices for the Shares. Alternatively, selling activity associated with sales of Ether withdrawn from the Trust in connection with the redemption of Baskets may decrease the market price of Ether on the Digital Asset Markets, which will result in lower prices for the Shares. Increases or decreases in the market price of Ether may also occur as a result of the purchasing or selling activity of other market participants. Other market participants may attempt to benefit from an increase or decrease in the market price of Ether that may result from increased purchasing or selling activity of Ether connected with the creation or redemption of Baskets. Consequently, the market price of Ether may decline immediately after Baskets are created. Decreases in the market price of Ether may also occur as a result of sales in Secondary Markets by other market participants. If the Index Price declines, the value of the Shares will generally also decline.

Competition from the emergence or growth of other digital assets could have a negative impact on the price of Ether and adversely affect the value of the Shares.

As of December 31, 2024, Ether was the second largest digital asset by market capitalization, as tracked by CoinMarketCap.com. As of December 31, 2024, the alternative digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $3,291.9 billion (including the approximately $401 billion market cap of Ether), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contracts platforms rather than open platforms like the Ethereum Network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Solana, Avalanche or Cardano, could have a negative impact on the demand for, and price of, Ether and thereby adversely affect the value of the Shares.

In addition, some digital asset networks, including the Ethereum Network, may be the target of ill will from users of other digital asset networks. For example, in July 2016, the Ethereum Network underwent a contentious hard fork that resulted in the creation of a new digital asset network called Ethereum Classic. As a result, some users of the Ethereum Classic network may harbor ill will toward the Ethereum Network, and vice versa. These users may attempt to negatively impact the use or adoption of the Ethereum Network. For additional information on the hard fork that resulted in the creation of Ethereum Classic, see “Item 1. Business—Overview of the Ethereum Industry and Market—Introduction to Ether and the Ethereum Network—The DAO and Ethereum Classic.”

Investors may also invest in Ether through means other than the Shares, including through direct investments in Ether and other financial vehicles, including securities backed by or linked to Ether and digital asset financial vehicles similar to the Trust. The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded spot Ether products, among other digital asset vehicles. Whether the Trust is successful in maintaining its scale and achieving its intended competitive position may be impacted by a range of factors, including its fee structure relative to those competing products. The Trust’s competitors may also charge a substantially lower fee than the Sponsor Fee in an effort to achieve initial market acceptance and scale, which could cause investors to favor such competing products over the Trust.

If the Trust fails to continue to maintain or grow sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the shareholders. Furthermore, the Trust may fail to continue to attract adequate liquidity in the secondary market due to such competition, resulting in a small number of Authorized Participants willing to make a market in the Shares, which in turn could result in the Shares trading at a significant premium or discount for extended periods. Likewise, market and financial conditions, among other conditions outside the Trust’s control, may cause investors to find it more attractive to gain exposure to Ether through other vehicles, rather than the Trust.

In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of Ether come to represent a significant proportion of the demand for Ether, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding Ether, could negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

The SEC may approve applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of, Ether and adversely impact the value of the Shares.

To date, the SEC has only approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin and Ether. However, applications for competing digital assets have been filed and are currently pending, and there can be no guarantee the SEC will not one day approve any such application. If applications to list spot digital asset exchange-traded products, other than those which hold Ether, are approved, to the extent such competing digital asset exchange-traded products come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, Ether could be reduced. Such reduced demand could in turn negatively affect the Index Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

Prices of Ether may be affected due to stablecoins (including Tether and U.S. Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the market for Ether and other digital assets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to the value of a referenced asset, normally a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable compared to their referenced asset, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past impacted the prices of certain digital assets, and has at times caused certain stablecoins to lose their “peg” to the underlying fiat currency. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the digital asset markets. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for digital assets, raising their prices. Regulators have also charged stablecoin issuers with violations of law or otherwise required certain stablecoin issuers to cease certain operations. For example, on February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the Ether market. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 (and remained below for multiple days) after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Popular stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins or lead to outsized redemption requests, and therefore could adversely affect the value of the Shares.

Some stablecoins have been asserted to be securities under the federal securities laws. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD, a U.S. dollar stablecoin issued by Binance, was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem,” although the court dismissed this claim. In another example, the District Court for the Southern District of New York held that the stablecoin UST, an algorithmic stablecoin intended to maintain a value of one U.S. dollar and issued by Terraform Labs, is a security. Further public concern about the possible security status of stablecoins manifested in November 2023, when the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. A determination that a popular stablecoin is a security could lead to outsized redemption requests, and therefore could adversely affect the value of the Shares.

Given the role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for Ether. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in, and/or materially and adversely affect the prices of, digital assets more broadly.

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as Bitcoin spot markets, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of Ether, and in turn, an investment in the Shares.

Risk Factors Related to the Trust and the Shares

The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s Ether and to the operations of the Trust.

The Trust relies on the Custodial Entities, the Authorized Participants and other third-party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, Liquidity Providers are relied upon to facilitate the purchase and sale of Ether in connection with creations and redemptions of Shares in cash (“Cash Orders”), and the Transfer Agent and Grayscale Investments Sponsors, LLC (in such capacity, the “Liquidity Engager”), are relied upon to facilitate such Cash Orders. Any disruptions to a service provider’s business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems, could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor or the Liquidity Engager, as the case may be, to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or the Liquidity Engager may decide to replace a Liquidity Provider, for other reasons.

If the Sponsor decides, or is required, to replace Coinbase Custody Trust Company, LLC as the custodian of the Trust’s Ether, or Coinbase, Inc. as the prime broker controlling and securing the Trust’s Settlement Balance, transfer of the respective maintenance responsibilities of the Vault Balance or the Settlement Balance to another party or parties will likely be complex and could subject the Trust’s Ether to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodial Entities, in insolvency proceedings are currently uncertain. The Prime Broker Agreement contains an agreement by the parties to treat the digital assets credited to the Trust’s Vault Balance and Settlement Balance as financial assets under Article 8 in addition to stating that the Custodian will serve as fiduciary and custodian on the Trust’s behalf with respect to the Trust’s Ether held in the Vault Balance, and that any Ether credited to the Settlement Balance will be treated as custodial assets.

The Custodial Entities’ parent, Coinbase Global, has also stated in its most recent public securities filings that in light of the inclusion of provisions relating to Article 8 in its custody and prime broker client agreements, it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodial Entities were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. Moreover, the Custodian and the Prime Broker are potentially subject to different insolvency regimes and there is no assurance that the digital assets credited to the Trust’s Settlement Balance would be treated similarly to those credited to the Trust’s Vault Balance in an insolvency, notwithstanding the rights and obligations conferred under the Prime Broker Agreement or Coinbase Global’s views regarding the treatment of such assets under Article 8. In the event that the Custodian or the Prime Broker and/or Coinbase Global became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s, the Prime Broker’s and/or Coinbase Global’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in such insolvency proceedings and the Trust would be subject to the loss of all or a significant portion of its assets.

In addition, the Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s Ether in trust on the Trust’s behalf. However, the SEC has released proposed amendments to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as currently proposed. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule.

To the extent that Sponsor is not able to find a suitable party willing to serve as custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s Ether. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified or separate custody agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s Ether may be adversely affected, which may in turn adversely affect value of the Shares. Likewise, if the Sponsor is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace an Authorized Participant and/or if the Liquidity Engager decides, or is required, to replace a Liquidity Provider, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

The liquidity of the Shares may be affected if Authorized Participants cease to perform their obligations under the Participant Agreements or the Liquidity Engager is unable to engage Liquidity Providers.

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on NYSE Arca terminates its Participant Agreement, the liquidity of the Shares would likely decrease, which could adversely affect the value of the Shares. In addition, if the Liquidity Engager is unable to engage one or more Liquidity Providers to obtain or receive Ether in connection with Cash Orders, the Trust may have difficulty maintaining the participation of certain Authorized Participants or engaging additional Authorized Participants. Under such circumstances, the liquidity of the Shares would likely decrease, which could adversely affect the value of the Shares.

The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between NYSE Arca and the Digital Asset Trading Platform Market.

The Trust’s NAV per Share will fluctuate with changes in the market value of Ether, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV per Share, as well as market supply and demand. However, the Shares may trade on NYSE Arca at a price that is at, above or below the Trust’s NAV per Share for a variety of reasons. For example, NYSE Arca is open for trading in the Shares for a limited period each day, but the Digital Asset Trading Platform Market is a 24-hour marketplace. During periods when NYSE Arca is closed but Digital Asset Trading Platforms are open, significant changes in the price of Ether on the Digital Asset Trading Platform Market could result in a difference in performance between the value of Ether as measured by the Index and the most recent NAV per Share or closing trading price. For example, if the price of Ether on the Digital Asset Trading Platform Market, and the value of Ether as measured by the Index, move significantly in a negative direction after the close of NYSE Arca, the trading price of the Shares may “gap” down to the full extent of such negative price shift when NYSE Arca reopens. If the price of Ether on the Digital Asset Trading Platform Market drops significantly during hours NYSE Arca is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a negative market. Even during periods when NYSE Arca is open, large Digital Asset Trading Platforms (or a substantial number of smaller Digital Asset Trading Platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Any suspension or other unavailability of the Trust’s redemption program may cause the Shares to trade at a discount to the NAV per Share.

Prior to their uplisting to NYSE Arca, the Shares traded on OTCQX at both premiums and discounts to the NAV per Share, which at times were substantial. The Sponsor believes that the trading price of the Shares has diverged from the NAV per Share in the past due, in part, to the holding period under Rule 144 for Shares purchased in the private placement and the lack of an ongoing redemption program, as a result of which Authorized Participants had been unable to take advantage of arbitrage opportunities when the market value of the Shares deviated from the NAV per Share. Although the Sponsor has observed that the commencement of the Trust’s redemption program, in conjunction with the listing of the Shares on NYSE Arca, has had the effect of reducing the discount at which the Shares had been trading on the OTCQX immediately prior to the commencement of the redemption program, there can be no assurance that the Trust’s redemption program will not be suspended or become unavailable again in the future. In addition, if the Sponsor decides to limit Cash Orders at a time when the Shares are trading at a premium or a discount to the NAV per Share, and In-Kind Regulatory Approval has not been obtained as of such time or the in-kind creation or redemption of Shares is otherwise unavailable for any reason, the arbitrage mechanism may fail to effectively function, which could impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts to the NAV per Share, and otherwise have a negative impact on the value of the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.

Historically, the Shares have traded at both premiums and discounts to the NAV per Share, which at times were substantial. If the Shares trade on NYSE Arca in the future at a premium, investors who purchase Shares on NYSE Arca will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on NYSE Arca in the future at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on NYSE Arca. The premium or discount at which the Shares have traded has fluctuated over time. For example, from June 20, 2019 to July 22, 2024, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 956%, the average premium was 191%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 60%, and the average discount was 23%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between June 20, 2019 and July 22, 2024, has been quoted at a discount on 849 days.

From July 23, 2024, the Uplisting Date, to December 31, 2024, the maximum premium of the closing price of the Shares listed on NYSE Arca over the value of the Trust’s NAV per Share was 1.6%, the average premium was 0.1%, the maximum discount of the closing price of the Shares listed on NYSE Arca below the value of the Trust’s NAV per Share was 0.2%, and the average discount was 0.1%. As of December 31, 2024, the last business day of the period, the Trust’s Shares were listed on NYSE Arca at a discount of 0.1% to the Trust’s NAV per Share. As a result, shareholders who purchase Shares on NYSE Arca at a premium may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on NYSE Arca. Furthermore, shareholders may suffer a loss on their investment even if the NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the NAV per Share.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.

The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the NAV Fee Basis Amount, which is based on the NAV of the Trust, and is paid to the Sponsor in Ether. See “Item 1. Business—Valuation of Ether and Determination of NAV—Disposition of Ether” and “Item 1. Business—Activities of the Trust—Hypothetical Expense Example.” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells Ether in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

The value of the Shares may be influenced by a variety of factors unrelated to the value of Ether.

The value of the Shares may be influenced by a variety of factors unrelated to the price of Ether and the Digital Asset Trading Platforms included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

•
Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of Ether have been developed specifically for this product;
•
The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Vault Balance, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or
•
Although the Ethereum Network does not have any privacy enhancing features at this time, if any such features are introduced to the Ethereum Network in the future, service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Ethereum Network may increase the potential for Ether to be used to facilitate crime, exposing such service providers to potential reputational harm.

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

Although the Shares are trading on NYSE Arca, there can be no assurance that an active trading market for the Shares will develop or, to the extent an active market does develop, be maintained or continue to develop on NYSE Arca. In addition, NYSE Arca can halt the trading of the Shares at any time and for a variety of reasons. To the extent that NYSE Arca halts trading in the Shares, whether on a temporary or permanent basis, shareholders may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not develop or continue to exist, the market prices and liquidity of the Shares may be adversely affected.

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

Security threats to the Trust’s Vault Balance or Settlement Balance could result in the halting of Trust operations, including the creation and redemption of Baskets, and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s Ether held in the Vault Balance, as well as the Trust’s Ether held temporarily in the Settlement Balance, will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s Ether and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Custodial Entities are unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s Ether may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or “cold storage”, for a substantial portion of the Trust’s Ether, multiple encrypted private key “shards”, usernames, passwords and 2-step verification, are reasonably designed to safeguard the Trust’s Ether. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust. Additionally, because a portion of the Trust’s Ether from time to time will be held in hot storage, such Ether will be more vulnerable to a potential hack or other cyberattack that could lead to a loss of Trust assets.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, a Custodial Entity, or otherwise, and, as a result, an unauthorized party may obtain access to an Account, the relevant private keys (and therefore Ether) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or a Custodial Entity to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Custodial Entities may be unable to anticipate these techniques or implement adequate preventative measures. Moreover, the Custodial Entities will not be liable for any claims or losses arising out of or relating to the acts and/or omissions of any unauthorized third parties, except to the extent such losses are caused by a Custodial Entity’s negligence, fraud or willful misconduct.

An actual or perceived breach of an Account could harm the Trust’s operations, result in loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the value of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

Ether transactions are irrevocable and stolen or incorrectly transferred Ether may be irretrievable. As a result, any incorrectly executed Ether transactions could adversely affect the value of the Shares.

Ether transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer or theft of Ether generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of Ether will regularly be made to or from the Vault Balance, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s Ether could be transferred from the Trust’s Vault Balance in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s Ether through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred Ether. The Trust will also be unable to convert or recover its Ether transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The lack of full insurance and shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Transfer Agent and Custodial Entities expose the Trust and its shareholders to the risk of loss of the Trust’s Ether for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insures the Trust’s Ether.

While the Custodian is required under the Prime Broker Agreement to maintain insurance coverage that is commercially reasonable for the custodial services it provides, and the Custodial Entities have advised the Sponsor that they maintain insurance at commercially reasonable amounts for the digital assets custodied on behalf of clients, including the Trust’s Ether, resulting from theft, shareholders cannot be assured that the Custodian or the Prime Broker will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s Ether. Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodial Entities will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

Furthermore, the Custodial Entities’ aggregate maximum liability with respect to breach of their obligations under the Prime Broker Agreement will not exceed the greater of: (i) the value of the Ether or cash involved in the event, including but not limited to transaction(s) or deliveries(s), giving rise to such liability at the time of the event giving rise to such liability; (ii) the aggregate amount of fees paid by the Trust to the Custodial Entities in respect of the Custody and Prime Broker Services in the 12-month period prior to the event giving rise to such liability; or (iii) five million U.S. dollars. The Custodian’s total liability under the Prime Broker Agreement will not exceed the greater of: (i) the aggregate amount of fees paid by the Trust to the Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability; or (ii) the value of the Ether on deposit in the Vault Balance at the time of the events giving rise to the liability occurred, the value of which will be determined in accordance with the Prime Broker Agreement.

In addition, the Custodian’s maximum liability in respect of each cold storage address that holds Ether is limited to the “Cold Storage Threshold” of $100 million. The Sponsor monitors the value of Ether deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of Ether deposited in each cold storage address on business days. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold. The Custodial Entities and the Trust are not liable to each other for any special, incidental, indirect, punitive, or consequential damages, whether or not the other party had been advised of such losses or knew or should have known of the possibility of such damages.

The shareholders’ recourse against the Sponsor and the Trust’s other service providers for the services they provide to the Trust, including those relating to the provision of instructions relating to the movement of Ether, is limited. Consequently, a loss may be suffered with respect to the Trust’s Ether that is not covered by insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the shareholders, under New York law, is limited.

The Trust may be required, or the Sponsor may deem it appropriate, to terminate and liquidate at a time that is disadvantageous to shareholders.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, the Sponsor expects that it may be advisable to discontinue the affairs of the Trust if a federal court upholds an allegation that Ether is a security under the federal securities laws, among other reasons. See “Item 1. Business—Description of the Trust Agreement—Termination of the Trust.”

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to shareholders, such as when the Actual Exchange Rate of Ether is lower than the Index Price was at the time when shareholders purchased their Shares. In such a case, when the Trust’s Ether is sold as part of its liquidation, the resulting proceeds distributed to shareholders will be less than if the Actual Exchange Rate were higher at the time of sale. See “Item 1. Business—Description of the Trust Agreement—Termination of the Trust” for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the shareholders.

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

The Sponsor will determine the Trust’s NAV and NAV per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Index Price, calculated at 4:00 p.m., New York time, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate Ether price, then the Sponsor will employ an alternative method to determine the Index Price under the cascading set of rules set forth in “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable.” In the context of applying such rules, the Sponsor may determine in good faith that the alternative method applied does not reflect an accurate Ether price and apply the next alternative method under the cascading set of rules. If the Sponsor determines after employing all of the alternative methods that the Index Price does not reflect an accurate Ether price, the Sponsor will use its best judgment to determine a good faith estimate of the Index Price.

There are no predefined criteria to make a good faith assessment in these scenarios and such decisions will be made by the Sponsor in its sole discretion. The Sponsor may calculate the Index Price in a manner that ultimately inaccurately reflects the price of Ether. To the extent that the NAV, NAV per Share or the Index Price are incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index Price used to calculate the NAV and NAV per Share of the Trust. Any such change in the Index Price could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed all ordinary-course operational and periodic expenses of the Trust. See “Item 1. Business—Expenses; Sales of Ether.” Extraordinary expenses incurred by the Trust, such as taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders; or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell Ether held by the Trust or (ii) deliver Ether in kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of Ether at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

•
The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the prices of Ether. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s Ether may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.
•
Because the Trust does not generate any income, every time that the Trust pays expenses, it will deliver Ether to the Sponsor or sell Ether. Any sales of the Trust’s assets in connection with the payment of expenses will decrease the amount of the Trust’s assets represented by each Share each time its assets are sold or transferred to the Sponsor.
•
Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of Ether by the Trust to pay the Sponsor’s Fee and/or Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

The Trust’s delivery or sale of Ether to pay expenses or other operations of the Trust could result in shareholders’ incurring tax liability without an associated distribution from the Trust.

Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery of Ether by the Trust to pay the Sponsor’s Fee or other expenses and each sale of Ether by the Trust to pay Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

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

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding Ether. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of Ether. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its Ether. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its Ether. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Pandemics, epidemics and other natural and man-made disasters could negatively impact the value of the Trust’s holdings and/or significantly disrupt its affairs.

Pandemics, epidemics and other natural and man-made disasters could negatively impact demand for digital assets, including Ether, and disrupt the operations of many businesses, including the businesses of the Trust’s service providers. For example, the COVID-19 pandemic had serious adverse effects on the economies and financial markets of many countries, resulting in increased volatility and uncertainty in economies and financial markets of many countries and in the Digital Asset Markets. Moreover, governmental authorities and regulators throughout the world have in the past responded to major economic disruptions, including as a result of the COVID-19 pandemic, with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of any such policies, or the ineffectiveness of such policies, could increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of Ether and the value of the Shares.

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

The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.

The Trust is currently only able to accept Cash Orders, which means that an Authorized Participant will deposit cash into, or accept cash from, the Cash Account in connection with the creation and redemption of Baskets, and a Liquidity Provider will obtain or receive Ether in exchange for cash in connection with such order. However, and in common with other spot digital asset exchange-traded products, the Trust is not at this time able to create and redeem Shares via in-kind transactions with Authorized Participants in exchange for Ether.

Authorized participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. There has yet to be definitive regulatory guidance on whether and how registered broker-dealers can comply with these rules with regard to transacting in or holding spot Ether. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in Ether under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for Ether may be unable to demonstrate compliance with such requirements. While compliance with these requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. As a result, the SEC is unlikely to permit an exchange to adopt listing rules for a product if it is not clear that the exchange’s members would be able to comply with applicable rules when transacting in the product as designed. To the extent further regulatory clarity emerges, the Sponsor expects NYSE Arca to seek the necessary regulatory approval to amend its listing rules to permit the Trust to create and redeem Shares through In-Kind Orders, in which Authorized Participants or their designees would deposit Ether directly with the Trust or receive Ether directly from the Trust. However, there can be no assurance as to when such regulatory clarity will emerge, or when NYSE Arca will seek or obtain this approval, if at all.

To the knowledge of the Sponsor, exchange-traded products for all spot-market commodities other than Bitcoin and Ether, such as gold and silver, employ in-kind creations and redemptions with the underlying asset. The Sponsor believes that it is generally more efficient, and therefore less costly, for spot commodity exchange-traded products to utilize in-kind orders rather than cash orders, because there are fewer steps in the process and therefore there is less operational risk involved when an authorized participant can manage the buying and selling of the underlying asset itself, rather than depend on an unaffiliated party such as the issuer or sponsor of the exchange-traded product. As such, a spot commodity exchange-traded product that only employs cash creations and redemptions and does not permit in-kind creations and redemptions is a novel product that has not been tested, and could be impacted by any resulting operational inefficiencies.

In particular, the Trust’s inability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV per Share, and such premiums or discounts could be substantial. Furthermore, if Cash Orders are unavailable, either due to the Sponsor’s decision to reject or suspend such orders or otherwise, it will not be possible for Authorized Participants to redeem or create Shares, in which case the arbitrage mechanism would be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s inability to facilitate in-kind creations and redemptions, and resulting reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation of redemption of Shares during times of market volatility or turmoil, among other consequences.

Even if In-Kind Regulatory Approval were obtained, there can be no assurance that in-kind creations or redemptions of the Shares will be available in the future, or that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

Shareholders will not receive the benefits of any forks or airdrops.

The Ethereum Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and validators of Ether adopt the modification. When a modification is introduced and a substantial majority of users and validators consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Ethereum Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of Ethereum running in parallel, yet lacking interchangeability. In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset, generally for free, based on the fact that they hold such other digital asset. We refer to the right to receive any benefits arising from a fork, airdrop or similar event as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.”

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights and any IR Virtual Currency associated with such event. As such, shareholders will not receive the benefits of any forks, and the Trust is not able to participate in any airdrop.

In the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in kind to an agent of the shareholders for resale by such agent. However, there can be no assurance as to whether or when the Sponsor would make such a decision, or when NYSE Arca will seek or obtain this approval, if at all.

Even if such regulatory approval is sought and obtained, shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. Any inability to recognize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares.

The Trust is not permitted to engage in Staking, which could negatively affect the value of the Shares.

At this time, none of the Trust, the Sponsor, the Custodian, nor any other person associated with the Trust may, directly or indirectly, engage in Staking of the Trust’s Ether on behalf of the Trust, meaning no action will be taken pursuant to which any portion of the Trust’s Ether becomes used in Ethereum proof-of-stake validation or is used to earn additional Ether or generate income or other earnings, and there can be no assurance that the Trust, the Sponsor, the Custodian or any other person associated with the Trust will ever be permitted to engage in Staking of the Trust’s Ether or such income generating activity in the future. To the extent (i) the Trust were to amend its Trust Agreement to permit Staking of the Trust’s Ether and (ii) NYSE Arca were to seek and obtain a rule change permitting the listing of a spot Ether investment vehicle engaged in Staking, in the future the Trust may seek to establish a program to use its Ether in the proof-of-stake validation mechanism of the Ethereum Network to receive rewards comprising additional Ether in respect of a portion of its Ether holdings. However, as long as such conditions and requirements have not been satisfied, the Trust will not use its Ether in the proof-of-stake validation mechanism of the Ethereum Network to receive rewards comprising additional Ether in respect of its Ether holdings. The current inability of the Trust to use its Ether in Staking and receive such rewards could place the Shares at a comparative disadvantage relative to an investment in Ether directly or through a vehicle that is not subject to such a prohibition, which could negatively affect the value of the Shares.

Coinbase Global serves as the Ether custodian and prime execution agent for several competing exchange-traded Ether products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Prime Broker and Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded digital asset company in the world by market capitalization and is also the largest digital asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of digital asset brokerage and custody services, Coinbase Global serves as the Ether custodian and prime execution agent for several competing exchange-traded Ether products. Therefore, Coinbase Global plays a critical role in supporting the U.S. spot Ether exchange-traded product ecosystem, and its size and market share create the risk that Coinbase Global may fail to properly resource its operations to adequately support all such products that use its services, which could harm the Trust, the shareholders and the value of the Shares. If Coinbase Global were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

Certain of the Authorized Participants engaged by the Trust serve in a similar capacity for several competing exchange-traded Ether products, which could adversely affect the arbitrage mechanism, the Trust’s operations, the performance of the Trust and ultimately the value of the Shares.

Certain of the Authorized Participants engaged by the Trust serve in a similar capacity for several competing exchange-traded Ether products. As a result, the Authorized Participants may be unable to adequately support all of the exchange-traded Ether products that use their respective services. This risk may also be exacerbated as a consequence of the price and volatility of Ether, as well as the amount of Ether that is required to create or redeem Shares of the Trust. Moreover, the Authorized Participants may choose to facilitate creations and redemptions for competing products rather than for the Trust, including as a result of, among other things, how effectively the arbitrage mechanism of the Trust functions, the liquidity for the Shares, the bid/ask spreads in secondary trading of the Shares and the costs associated with creating and redeeming Shares of the Trust, in each case relative to competing products. In addition, given the relatively limited number of market participants that could serve as Authorized Participants of the Trust, the Trust may not be able to engage other providers to serve as Authorized Participants. If any or all of the Authorized Participants were to cease to act in their capacity as Authorized Participants of the Trust, or if any of the Authorized Participants were to favor creating and redeeming shares of competing products over those of the Trust, the Trust may receive inadequate attention or be subject to comparatively unfavorable commercial terms, which could adversely affect the arbitrage mechanism, the Trust’s operations, the performance of the Trust and ultimately the value of the Shares. See also “—Risk Factors Related to the Trust and the Shares—Competition from the emergence or growth of other digital assets could have a negative impact on the price of Ether and adversely affect the value of the Shares.”

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

A determination that Ether or any other digital asset is a “security” may adversely affect the value of Ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC does not consider Bitcoin or Ether to be securities. In addition, the SEC, by action through delegated authority approving the exchange rule filings to list shares of trusts holding Ether as commodity-based ETPs, appears to have implicitly taken the view that Ether is not a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against Digital Asset Trading Platforms for operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

Whether a digital asset is a security, or offers and sales of a digital asset are securities transactions, under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security or the offer and sale of a digital asset is a securities transaction by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security or a particular offer and sale of a digital asset qualifying as a securities transaction under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve, though recent arguments advanced in ongoing litigation may suggest that the SEC no longer believes the status of a digital asset can change over time.

As part of determining whether Ether is a security or a transaction in Ether by the Sponsor is a securities transaction, for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security or when an offer and sale of a digital asset may be a securities transaction for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of Ether and the Sponsor’s transactions in Ether with external counsel, and has received a memorandum regarding the status of Ether and the Sponsor’s transactions in Ether under the federal securities laws from external counsel. The Sponsor has discussed, for example, the security status of Ether with external counsel both before and after the Merge and determined that the Merge has not caused Ether to have become a security for a variety of reasons including, but not limited to, the following:

First, the SEC, by action through delegated authority approving exchange rule filings to list shares of trusts holding Ether as commodity-based exchange-traded products, has implicitly taken the view that Ether is a commodity.

Second, consistent with the holdings in recent Federal court cases involving Ripple and Terraform, the Sponsor believes that whether something is an investment contract under the Howey test is a transaction-specific assessment that does not attach to the underlying object of that transaction, as the underlying object of a transaction is not itself “a contract, transaction or scheme.” The Sponsor therefore believes that a digital asset such as Ether cannot itself be an investment contract security. That remains true after the Merge.

Third, the Sponsor also believes that Ether is a consumable commodity that is not a security. Ether was used in making gas fee payments on the Ethereum Network prior to the Merge and continues to be extensively used in this capacity after the Merge. The Merge also introduced a new use for Ether as part of the new consensus mechanism, which provides further evidence that Ether is a consumable commodity and not a security.

Fourth, the Sponsor believes that any expectations of profit a purchaser of Ether may possess from their purchase depends on the overall market for Ether, not any identifiable “other” or issuer as required in the Howey test. Specifically, the Sponsor believes that Ether’s value derives from the supply and demand for useful applications built on the Ethereum Network. The Sponsor believes this to be the case before the Merge and continues to believe it to be the case after the Merge.

Fifth, the Sponsor believes that even if a holder of Ether expects profits based upon the action of persons directly involved in updating the Ethereum Network’s code, or in publishing new blocks of transactions on the Ethereum Network, the group of persons involved in such activities is sufficiently decentralized such that there is no “other” upon whom a purchaser could rely for Howey purposes. There were thousands of developers working on the Ethereum Network’s code before the Merge, and there continues to be today. There were thousands of miners publishing blocks on the Ethereum Network before the Merge, and there are approximately one million validators performing that role after the Merge. The Sponsor therefore believes that the Ethereum Network remains “sufficiently decentralized” and that Ether is not a security, just as a former Director of Corporation Finance of the Commission stated in June 2018.

Sixth, similar to profits that could be sought from mining under proof-of-work, any profits realized from validating Ethereum transactions only accrue to those who affirmatively engage in validation efforts, rather than holders of Ether more generally. Any of these profits are also based on the validator’s own efforts to engage in validation, and not the efforts of identifiable “others” more generally.

Seventh, the Sponsor believes Ether is not a security because futures contracts with Ether as the underlying asset continue to be offered by trading platforms regulated only by the CFTC, even after the Merge.

In addition, the Sponsor has considered generally whether the Merge may have caused Ether to be classified as a security under Reves or any other instrument making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act and concluded that it did not.

Through this process the Sponsor believes that it is applying the proper legal standards in determining that Ether is not a security in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that the SEC may take a contrary position; and the Sponsor’s conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

As is the case with Ether, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage development, distribution and secondary-market trading characteristics as well as contributions of and marketing or promotional efforts by the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third-party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset, or transactions in the digital asset, in question is or is not a security, or are or are not securities transactions, respectively, for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question, or transactions in the digital asset, is a security, or are or are not securities transactions, respectively, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is limited and in some situations inconsistent, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset, or transactions in the digital asset, is or is not a security, or are or are not securities transactions, respectively, for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities law status of Ether or any other particular digital asset.

As such, notwithstanding the Sponsor’s receipt of a memorandum regarding the status of Ether under the federal securities laws from external counsel and the Sponsor’s view that Ether is not a security and the Sponsor’s transactions in Ether are not securities transactions, the SEC or a federal court may in the future take a different view as to the security status of Ether.

If the Sponsor determines that Ether, or transactions in Ether, are a security or securities transactions, respectively, under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that Ether is a security, the Sponsor does not intend to permit the Trust to continue holding Ether in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act). Because the legal tests for determining whether a digital asset or transactions in the digital asset, are or are not a security or securities transactions, respectively, often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s Ether is not a security, the Sponsor does not intend to dissolve the Trust on the basis that Ether could at some future point be finally determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that Ether, or transactions in Ether, are a security, or securities transactions, respectively, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of Ether, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset or transactions in that digital asset are determined to be a security or securities transactions, respectively, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset or transactions in that digital asset are a security or securities transactions, respectively, by the SEC or another regulatory authority may have similar effects.

For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024. On January 15, 2025 the SEC filed an appeal against the judgment with the United States Court of Appeals for the Second Circuit.

Likewise, in the days following the announcement of SEC enforcement actions against certain digital asset issuers and trading platforms, the price of various digital assets have declined significantly and may continue to decline as such cases advance through the federal court system. Furthermore, the decisions in cases involving digital assets have resulted in seemingly inconsistent views of different district court judges, including one that explicitly disagreed with the analysis underlying the decision regarding XRP, which underscore the continuing uncertainty around which digital assets, or transactions in digital assets, are securities and what the correct analysis is to determine each digital asset’s status. For example, the conflicting district court opinions and analyses demonstrate that factors such as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is, the manner in which it is offered, sold or promoted, and whether it has actual use in commercial transactions, ultimately may have limited to no bearing on whether the SEC, a state securities regulator or any particular court will find it to be a security.

In addition, if Ether, or transactions in Ether, is in fact a security, the Trust could be considered an unregistered “investment company” under the Investment Company Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that the Trust’s assets include securities or the Trust’s transactions in digital assets constitute securities transactions, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of the digital asset XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major Digital Asset Trading Platforms, resulting in the Sponsor’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Trust, to convert XRP into U.S. dollars. The Sponsor subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. The Sponsor has since established a new investment vehicle that holds XRP, Grayscale XRP Trust. If the SEC or a federal court were to determine that Ether is a security or transactions in Ether are securities transactions, it is likely that the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that Ether is a security or transactions in Ether are securities transactions, the Trust itself may be terminated and, if practical, its assets liquidated.

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of Ether, validating activity or the operation of the Ethereum Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, FINRA, CFPB, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or Ether in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

In August 2021, the former chair of the SEC stated that he believed investors using Digital Asset Trading Platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The former chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The former chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. In connection with these developments, the SEC has taken a number of actions. For example, in February 2023, the SEC proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 206(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. It is also possible that a new Administration and a new Congress in the United States propose new laws and regulations related to digital assets. Moreover, the failure of FTX in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem. For example, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest Digital Asset Trading Platforms, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.”

It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of Digital Asset Markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and Ether held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks, including the Ethereum Network. These features, including those adopted by the Ethereum Network or which may be introduced on the Ethereum Network in the future, may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all transactions by U.S. persons or in the United States involving Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding Tornado Cash and certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. A large portion of validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (CVC) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a co-founder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado

Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. Additional regulatory action with respect to privacy-enhancing digital assets is possible in the future.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new, although its influence over public policy is increasing, and it does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of Ether and therefore the value of the Shares.

Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect the digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if foreign jurisdictions in addition to China were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with validating, it would have a material adverse effect on digital asset networks (including the Ethereum Network), the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of MiCA in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. See “Item 1. Business—Overview of the Ethereum Industry and Market—Government Oversight.”

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of Ether. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Trust or Ether is impossible to predict, and such change could be substantial and adverse to the Trust and the value of the Shares.

If regulators subject an Authorized Participant, the Trust or the Sponsor to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant, the Trust or the Sponsor to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the NYDFS’ BitLicense regulations or California’s Digital Financial Assets Law, once effective.

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

Additionally, to the extent an Authorized Participant, the Trust or the Sponsor is found to have operated without appropriate state or federal licenses, or registration, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or the Sponsor, decrease the liquidity, and have a material adverse effect on the price of the Shares.

Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which Ether is treated. In particular, Ether may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. It is possible that a new Administration and Congress in the United States creates a new classification for digital assets. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of Ether under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to shareholders.

To the extent that Ether is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Ether at a time that is disadvantageous to shareholders.

To the extent that Ether is determined to be a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Ether at a time that is disadvantageous to shareholders.

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

The Trust has taken certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Virtual Currency. If the IRS were to disagree with, and successfully challenge, any of these positions the Trust might not qualify as a grantor trust. In addition, the Pre-Creation/Redemption Abandonment Notices (as defined herein) provide that the Trust will irrevocably abandon, effective immediately prior to each Creation Time or Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than Ether as of any date on which it creates or redeems Shares, it might cease to qualify as a grantor trust for U.S. federal income tax purposes.

In addition, and in common with other spot digital asset exchange-traded products, at this time the Trust is not permitted to create or redeem Shares via in-kind transactions with Authorized Participants. Unless and until In-Kind Regulatory Approval is obtained, Baskets will be created or redeemed only through Cash Orders. In general, investment vehicles intended to be treated as grantor trusts for U.S. federal income tax purposes historically have created additional trust interests only in kind, and there is no authority directly addressing whether a grantor trust may create or redeem trust interests under procedures similar to those that govern Cash Orders. Accordingly, there can be no complete assurance that the creation or redemption of Shares under the procedures governing Cash Orders will not cause the Trust to fail to qualify as a grantor trust for U.S. federal income tax purposes.

Moreover, because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes (as discussed above in “Item 1. Business—Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

As discussed in the section entitled “Item 1. Business—Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets” above, assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the Ether (and, if applicable, any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property” (ii) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of Ether. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust will hold certain types of digital assets that are not within the scope of the Notice.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital assets in general.

Future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital assets, such as Ether, are uncertain, and it is unclear what guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital assets, including on the price of Ether in the Digital Asset Markets, and therefore may have an adverse effect on the value of the Shares.

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

The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital assets for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat currency. If a foreign jurisdiction with a significant share of the market of Ethereum Network users imposes onerous tax burdens on digital asset users, or imposes sales or value-added tax on purchases and sales of digital assets for fiat currency, such actions could result in decreased demand for Ether in such jurisdiction.

Any future guidance on the treatment of digital assets for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital assets, including on the price of Ether in the Digital Asset Markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. tax-exempt shareholder may recognize “unrelated business taxable income” as a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Item 1. Business—Material U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders” above) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. These potential conflicts include, among others, the following:

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
•
Affiliates of the Sponsor have substantial direct investments in Ether that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its shareholders, and any increases, decreases or other changes in such investments could affect the Index Price and, in turn, the value of the Shares;
•
There is an absence of arm’s-length negotiation with respect to certain terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust;
•
On March 2, 2022, the board of directors of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). As of the date of this Annual Report, DCG has not purchased any Shares of the Trust under this authorization. However, in the event DCG chooses to purchase Shares of the Trust, such purchase would further increase DCG’s ownership interest in the Trust, which, could ultimately result in DCG holding a majority of the Shares representing ownership in the Trust, and its interests as a shareholder may conflict with the interests of the Trust’s other shareholders;
•
Several employees of the Sponsor and the Sponsor’s indirect parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the sole equity holder and indirect parent company of the Sponsor; (ii) the indirect parent company of Grayscale Securities, the Authorized Participant from October 3, 2022 through July 22, 2024; and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity;
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
•
DCG has been vocal in the past about its support for digital assets other than Ether. Any investments in, or public positions taken on, digital assets other than Ether by DCG could have an adverse impact on the price of Ether;
•
The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;
•
The Sponsor and Grayscale Securities, which previously served as Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common indirect parent company, DCG; and

•
The Sponsor has historically, and may again select an Index Provider that is an affiliate of the Sponsor and the Trust.

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

DCG is a minority interest holder in Kraken, which operates one of the Digital Asset Trading Platforms included in the Index Price.

DCG, the sole equity holder and indirect parent company of the Sponsor, holds a minority interest of less than 1.0% in Kraken. The Sponsor values its digital assets by reference to the Index Price. The Index Price is the price in U.S. dollars of an Ether derived from the Digital Asset Trading Platforms that are reflected in the Index developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time on each business day. Kraken is one of such Digital Asset Trading Platforms included in the Index.

Although DCG does not exercise control over Kraken, it is possible that investors could have concerns that DCG could influence market data provided by this Digital Asset Trading Platform in a way that benefits DCG, for example by artificially inflating the values of Ether in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its Ether.

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

A Custodial Entity may terminate the Prime Broker Agreement for Cause (as defined in the Prime Broker Agreement) at any time or upon one hundred eighty days’ prior written notice to the Trust, as provided under the Prime Broker Agreement. If the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

To prevent, detect and respond to information security threats, the Sponsor maintains a cyber risk management program. The program is supervised by an in-house dedicated Chief Information Security Officer (“CISO”), with over 15 years of experience in financial services risk management, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Enterprise Risk Committee (“ERC”), which includes members of management of the Sponsor, receives regular reports from the CISO on, among other things, the Sponsor’s cyber risks and threats, the status of projects to strengthen the Sponsor’s information security systems, assessments of the Sponsor’s security program and the emerging threat landscape.

The CISO updates the ERC and the Board quarterly. These regular reports include the Sponsor’s performance preparing for, preventing, detecting, responding to, and recovering from, cyber incidents. The CISO also promptly informs and updates the ERC and the Board about any information security incidents that may pose a material risk to the Sponsor. The Sponsor contracts an independent third party to conduct a full cyber risk assessment annually, and the results of those assessments are reported to the ERC and the Board. Material outcomes from any penetration testing, vulnerability scanning, and business continuity or disaster recovery testing are additionally reported to the ERC and Board.

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

Cybersecurity Breaches:

During the year ended December 31, 2024, we did not identify any cybersecurity threats at the Sponsor or the Trust that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

Item 2. Properties

None.

Item 3. Legal Proceedings

The Sponsor and an affiliate of the Trust, Grayscale Bitcoin Trust ETF (“Grayscale Bitcoin Trust”), are currently parties to certain legal proceedings. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act (“CUTPA”), and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. On November 22, 2024, the Sponsor filed a motion for summary judgment on the grounds that CUTPA does not apply to practices undertaken in connection with the purchase and sale of securities, and the Court granted the Sponsor’s motion for summary judgment on February 7, 2025. On February 10, 2025, Osprey filed a motion for reargument. The Sponsor and Grayscale Bitcoin Trust believe that judgment was properly granted in their favor and intend to vigorously defend against any attempts to overturn the judgment.

As of the date of this Annual Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to October 3, 2022, Shares were distributed by Genesis, acting as the sole Authorized Participant, through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. From October 3, 2022 to July 22, 2024, Grayscale Securities was the only acting Authorized Participant of the Trust. On or after July 22, 2024, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with a number of unaffiliated Authorized Participants in connection with the approval of NYSE Arca’s application under Rule 19b-4 of the Exchange Act. As of the date of this Annual Report, Jane Street Capital, LLC, Virtu Americas LLC, Macquarie Capital (USA) Inc., ABN AMRO Clearing USA LLC and Goldman Sachs & Co. LLC have agreed to act as Authorized Participants. The Shares are listed on NYSE Arca under the ticker symbol “ETHE.”

Holders of Record

As of December 31, 2024, there were approximately 21 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on NYSE Arca, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on NYSE Arca or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

Prior to the Uplisting Date, the Registrant had distributed 310,158,500 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 3,240,485.90155110 Ether. During the year ended December 31, 2024, the Registrant did not distribute any Shares under 506(c) of Regulation D under the Securities Act. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, an Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to an Authorized Participant with respect to such sales.

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Trust ETF (NYSE Arca: ETHE) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2024:

Period	(a) Total Number of Shares of ETHE Purchased	(b) Average Price Paid per Share of ETHE	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2024 - October 31, 2024	-	$-	-	$200.0
November 1, 2024 - November 30, 2024	-	-	-	200.0
December 1, 2024 - December 31, 2024	-	-	-	200.0
Total	-	$-	-	$200.0
(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through February 24, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 2,918 Baskets (29,180,000 Shares) during the three months ended December 31, 2024:

Period	Total Number of Shares of ETHE Redeemed	Average Price Paid per Share of ETHE(1)
October 1, 2024 - October 31, 2024	8,840,000	$21.22
November 1, 2024 - November 30, 2024	11,120,000	25.46
December 1, 2024 - December 31, 2024	9,220,000	30.67
Total	29,180,000	$25.82

(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

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

Historically, the Trust has not met its investment objective and, prior to their uplisting to NYSE Arca on July 23, 2024, the Shares quoted on OTCQX did not reflect the value of Ether held by the Trust, less the Trust’s expenses and other liabilities, but instead traded at both premiums and discounts to such value, which at times were substantial, although the Sponsor has observed that the Trust has begun to meet its investment objective more closely following the uplisting of the Shares to NYSE Arca. The Trust is not managed like a business corporation or an active investment vehicle.

	As of December 31,
	2024	2023	2022
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	169,098,500	310,158,500	310,158,500
Number of Shares freely tradable(1)	169,083,382	305,275,122	304,828,878
Number of beneficial holders owning at least 100 Shares(2)	19	23	28
Number of holders of record(2)	21	25	29

(1)
Includes the total number of Shares that are not restricted securities as such term is defined under Rule 144.
(2)
Includes Cede & Co. as nominee for DTC for the Shares traded on NYSE Arca, on or after July 23, 2024, or on OTCQX, prior to July 23, 2024, as applicable, but not its direct participants. Therefore, this number does not include the individual holders who have bought/sold Shares on NYSE Arca, on or after July 23, 2024, or on OTCQX, prior to July 23, 2024, as applicable, or transferred their eligible Shares to their brokerage accounts.

The ETH Trust Distribution

On July 23, 2024, the Trust completed its previously announced pro rata distribution of 310,158,500 shares of Grayscale Ethereum Mini Trust ETF (the “ETH Trust”) to shareholders of the Trust as of July 18, 2024 (the “Record Date”), as described in the Trust’s definitive information statement on Schedule 14C, filed with the SEC on July 18, 2024 (referred to as the “Initial Distribution”). In connection therewith, on July 23, 2024, the Trust contributed to the ETH Trust an amount of Ether equal to 10% of the total Ether held by the Trust as of the Record Date, equal to 292,262.98913350 Ether, as consideration and in exchange for the issuance of shares of the ETH Trust.

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

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of Ether by the Trust in connection with Share creations and the delivery of Ether by the Trust in connection with Share redemptions or for payment of expenses in Ether. Prior to July 23, 2024, the Trust was not accepting redemption requests, however the Sponsor has since authorized the commencement of the Trust’s redemption program on July 22, 2024 in connection with the uplisting of the Shares to NYSE Arca. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in Ether.

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

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for Ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results

Financial Highlights for the Years ended December 31, 2024, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Ether and price of Ether amounts, are in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net realized and unrealized gain (loss) on investment in Ether(1)	$2,767,727	$3,243,340	$(7,549,251)
Net increase (decrease) in net assets resulting from operations	$2,585,133	$3,108,856	$(7,702,493)
Net assets(2)	$4,735,980	$6,758,054	$3,649,198
(1)
Includes the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust ETF, completed on July 23, 2024, as discussed in Note 4 of the notes to the financial statements.
(2)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Ether on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in Ether for the year ended December 31, 2024 was $2,767,727, which includes a realized gain of $157,557 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $3,108,025 on the sale of Ether to meet redemptions, a realized gain of $888,140 on the sale of Ether related to the Initial Distribution to Grayscale Ethereum Mini Trust ETF, and net change in unrealized appreciation on investment in Ether of ($1,385,995). Net realized and unrealized gain on investment in Ether for the year was driven by Ether price appreciation from $2,281.10 per Ether as of December 31, 2023, to $3,340.40 per Ether as of December 31, 2024. Net increase in net assets resulting from operations was $2,585,133 for the year ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $182,594. Net assets decreased to $4,735,980 at December 31, 2024, a 30% decrease for the year. The decrease in net assets resulted from the aforementioned Ether price appreciation, partially offset by the withdrawal of approximately 59,535 Ether to pay the foregoing Sponsor’s Fee, the redemption of approximately 1,197,072 Ether, with a value of $3,611,158 from the Trust, and the Initial Distribution of approximately 292,263 Ether, with a value of $1,010,935 from the Trust to Grayscale Ethereum Mini Trust ETF, partially offset by the aforementioned Ether price appreciation and the contribution of approximately 4,028 Ether, with a value of $14,886 to the Trust in connection with Share creations during the year.

Net realized and unrealized gain on investment in Ether for the year ended December 31, 2023 was $3,243,340, which includes a realized gain of $102,973 on the transfer of Ether to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Ether of $3,140,367. Net realized and unrealized gain on investment in Ether for the year was driven by Ether price appreciation from $1,201.33 per Ether as of December 31, 2022, to $2,281.10 per Ether as of December 31, 2023. Net increase in net assets resulting from operations was $3,108,856 for the year ended December 31, 2023, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $134,484. Net assets increased to $6,758,054 at December 31, 2023, an 85% increase for the year. The increase in net assets resulted from the aforementioned Ether price appreciation, partially offset by the withdrawal of approximately 75,001 Ether to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in Ether for the year ended December 31, 2022 was ($7,549,251), which includes a realized gain of $120,933 on the transfer of Ether to pay the Sponsor’s Fee, and net change in unrealized appreciation on investment in Ether of ($7,670,184). Net realized and unrealized loss on investment in Ether for the year was driven by Ether price depreciation from $3,644.75 per Ether as of December 31, 2021, to $1,201.33 per Ether as of December 31, 2022. Net decrease in net assets resulting from operations was ($7,702,493) for the year ended December 31, 2022, which consisted of the net realized and unrealized loss on investment in Ether, plus the Sponsor’s Fee of $153,242. Net assets decreased to $3,649,198 at December 31, 2022, a 68% decrease for the year. The decrease in net assets resulted from the aforementioned Ether price depreciation and the withdrawal of approximately 76,901 Ether to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	For the Years Ended December 31,
	2024	2023	2022
	(All Ether balances are rounded to the nearest whole Ether)
Ether:
Opening balance	2,962,630	3,037,631	3,114,532
Creations	4,028	-	-
Redemptions	(1,197,072)	-	-
Initial Distribution (Return of Capital)(1)	(292,263)	-	-
Sponsor’s Fee, related party	(59,535)	(75,001)	(76,901)
Closing balance	1,417,788	2,962,630	3,037,631
Accrued but unpaid Sponsor’s Fee, related party	-	-	-
Net closing balance	1,417,788	2,962,630	3,037,631
Number of Shares:
Opening balance	310,158,500	310,158,500	310,158,500
Creations	480,000	-	-
Redemptions	(141,540,000)	-	-
Closing balance	169,098,500	310,158,500	310,158,500

	December 31,
	2024	2023	2022
Price of Ether on principal market(2)	$3,340.40	$2,281.10	$1,201.33
Principal Market NAV per Share(3)	$28.01	$21.79	$11.77
Index Price(4)	$3,343.74	$2,280.96	$1,201.41
NAV per Share(4)	$28.04	$21.79	$11.77

(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust ETF, completed on July 23, 2024, as discussed in Note 4 of the notes to the financial statements.
(2)
The Trust performed an assessment of the principal market at December 31, 2024 and identified the principal market as Crypto.com. The Trust performed an assessment of the principal market at December 31, 2023 and 2022, and identified the principal market as Coinbase.
(3)
As of December 31, 2024, the Principal Market NAV per Share was calculated using the fair value of Ether based on the price provided by Crypto.com, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. As of December 31, 2023 and 2022, the Principal Market NAV per Share was calculated using the fair value of Ether based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(4)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of December 31, 2024 were Coinbase, Kraken, LMAX Digital, and Crypto.com. The Digital Asset Trading Platforms included in the Index as of December 31, 2023 were Coinbase, Kraken, LMAX Digital, and Crypto.com. The Digital Asset Trading Platforms included in the Index as of December 31, 2022 were Coinbase, Kraken, and LMAX Digital.

For accounting purposes, prior to July 23, 2024, the Trust reflected creations and the Ether receivable for proceeds with respect to such creations on the date of receipt of a notification of a creation but did not issue Shares until the requisite amount of Ether for proceeds was received. On July 22, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 on May 23, 2024 and the effectiveness of the registration statement on Form S-3, as amended, the Sponsor authorized the commencement of a redemption program. Effective July 23, 2024, the date on which the Shares of the Trust began trading on NYSE Arca, the Trust reflects creations and redemptions and the Ether for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the business day following the receipt of a notification of a creation or redemption order by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the Ether for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the Ether are delivered or removed from the Trust for settlement.

As of December 31, 2024, the Trust had a net closing balance of 1,417,788.29257515 Ether with a value of $4,740,715,425, based on the Index Price of $3,343.74 on December 31, 2024 (non-GAAP methodology). As of December 31, 2024, the total market value of the Trust’s Ether was $4,735,980,013, based on the price of one Ether on the principal market (Crypto.com) of $3,340.40 on December 31, 2024.

As of December 31, 2023, the Trust had a net closing balance of 2,962,629.50149940 Ether with a value of $6,757,639,388, based on the Index Price of $2,280.96 on December 31, 2023 (non-GAAP methodology). As of December 31, 2023, the total market value of the Trust’s Ether was $6,758,054,156, based on the price of one Ether on the principal market (Coinbase) of $2,281.10 on December 31, 2023.

As of December 31, 2022, the Trust had a net closing balance of 3,037,631.42522860 Ether with a value of $3,649,440,771, based on the Index Price of $1,201.41 on December 31, 2022 (non-GAAP methodology). As of December 31, 2022, the total market value of the Trust’s Ether was $3,649,197,760, based on the price of one Ether on the principal market (Coinbase) of $1,201.33 on December 31, 2022.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 (the inception of the Trust’s operations) to December 31, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price.”

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)

$50.00
$45.00
$40.00
$35.00
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
1/100 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from January 1, 2020 to December 31, 2024. During such period, the Index Price has ranged from $109.83 to $4,776.32, with the straight average being $1,981.09 through December 31, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$307.03	$752.13	12/30/2020	$109.83	3/16/2020	$745.01	$745.01
Twelve months ended December 31, 2021	$2,775.83	$4,776.32	11/9/2021	$731.87	1/1/2021	$3,644.98	$3,644.98
Twelve months ended December 31, 2022	$1,987.92	$3,816.94	1/4/2022	$913.51	6/18/2022	$1,201.41	$1,196.71
Twelve months ended December 31, 2023	$1,793.93	$2,375.87	12/10/2023	$1,200.90	1/1/2023	$2,280.96	$2,305.90
Twelve months ended December 31, 2024	$3,042.44	$4,050.21	12/6/2024	$2,198.66	1/23/2024	$3,343.74	$3,343.74
January 1, 2020 to December 31, 2024	$1,981.09	$4,776.32	11/9/2021	$109.83	3/16/2020	$3,343.74	$3,343.74

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Trust’s principal market, from January 1, 2020 to December 31, 2024. During such period, the price of Ether has ranged from $110.29 to $4,776.95, with the straight average being $1,981.11 through December 31, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$307.02	$751.88	12/30/2020	$110.29	3/16/2020	$744.99	$744.99
Twelve months ended December 31, 2021	$2,775.91	$4,776.95	11/9/2021	$731.87	1/1/2021	$3,644.75	$3,644.75
Twelve months ended December 31, 2022	$1,987.98	$3,816.02	1/4/2022	$913.24	6/18/2022	$1,201.33	$1,196.81
Twelve months ended December 31, 2023	$1,793.98	$2,376.20	12/10/2023	$1,200.85	1/1/2023	$2,281.10	$2,304.67
Twelve months ended December 31, 2024	$3,042.34	$4,053.28	12/6/2024	$2,197.00	1/23/2024	$3,340.40	$3,340.40
January 1, 2020 to December 31, 2024	$1,981.11	$4,776.95	11/9/2021	$110.29	3/16/2020	$3,340.40	$3,340.40

Secondary Market Trading

On May 23, 2024, the SEC approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended by NYSE Arca to list the Shares of the Trust, which began trading on NYSE Arca under the symbol “ETHE” on July 23, 2024, following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-278880). Historically, the Trust’s Shares have been quoted on OTCQX under the symbol “ETHE” from June 20, 2019 through July 22, 2024. The price of the Shares as quoted on OTCQX has varied significantly from the Trust’s NAV per Share. From June 20, 2019 to July 22, 2024, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 956%, the average premium was 191%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 60%, and the average discount was 23%. As of July 22, 2024, the Trust’s Shares were quoted on OTCQX at a discount of 0.1% to the Trust’s NAV per Share.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s Principal Market NAV per Share calculated in accordance with U.S. GAAP and the Trust’s NAV per Share for each of the quarters from January 1, 2022 through July 22, 2024.

	High			Low
	OTCQX(3)	Principal Market NAV per Share(1)	NAV per Share(2)	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)
2022
First quarter	$33.72	$38.31	$38.32	$18.03	$23.45	$23.44
Second quarter	$28.56	$34.85	$34.84	$7.06	$9.06	$9.07
Third quarter	$15.20	$19.54	$19.55	$7.22	$10.31	$10.32
Fourth quarter	$10.91	$16.21	$16.20	$4.72	$10.84	$10.84
2023
First quarter	$8.58	$17.80	$17.80	$4.82	$11.76	$11.76
Second quarter	$10.92	$20.58	$20.58	$7.36	$16.15	$16.13
Third quarter	$12.06	$19.30	$19.30	$9.65	$14.81	$14.81
Fourth quarter	$20.71	$22.73	$22.73	$10.71	$14.70	$14.71
2024
First quarter	$34.49	$38.34	$38.34	$17.51	$20.95	$20.97
Second quarter	$36.01	$36.66	$36.64	$20.63	$27.37	$27.37
Third quarter(3)	$32.61	$32.76	$32.75	$27.85	$28.15	$28.14

(1)
The Principal Market NAV is calculated using the fair value of Ether based on the price provided by the Digital Asset Market that the Trust considers its principal market, which prior to December 31, 2024, was Coinbase. The Trust performed an assessment of the principal market at December 31, 2024, and identified the principal market as Crypto.com. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination.”
(2)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements, unless otherwise disclosed. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Valuation of Ether and Determination of NAV.”
(3)
As of July 23, 2024, Shares of the Trust began trading on NYSE Arca under the symbol “ETHE.” Therefore, this represents the period from June 30, 2024 through July 22, 2024.

As of July 23, 2024, Shares of the Trust began trading on NYSE Arca under the symbol “ETHE,” following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-278880). From July 23, 2024 to December 31, 2024, the maximum premium of the closing price of the Shares listed on NYSE Arca over the value of the Trust’s NAV per Share was 1.6%, the average premium was 0.1%, the maximum discount of the closing price of the Shares listed on NYSE Arca below the value of the Trust’s NAV per Share was 0.2%, and the average discount was 0.1%. As of December 31, 2024, the last business day of the period, the Trust’s Shares were listed on NYSE Arca at a discount of 0.1% to the Trust’s NAV per Share.

The following table sets out the range of high and low closing prices for the Shares as reported by NYSE Arca, the Trust’s Principal Market NAV per Share calculated in accordance with U.S. GAAP and the Trust’s NAV per Share for each of the quarters from July 23, 2024 through December 31, 2024.

	High			Low
	NYSE Arca(3)	Principal Market NAV per Share(1)	NAV per Share(2)	NYSE Arca	Principal Market NAV per Share(1)	NAV per Share(2)
2024
Third quarter(3)	$29.35	$29.32	$29.30	$18.75	$18.76	$18.78
Fourth quarter	$34.07	$34.04	$34.02	$19.85	$19.85	$19.85

(1)
The Principal Market NAV is calculated using the fair value of Ether based on the price provided by the Digital Asset Market that the Trust considers its principal market, which prior to December 31, 2024, was Coinbase. The Trust performed an assessment of the principal market at December 31, 2024, and identified the principal market as Crypto.com. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination.”
(2)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Index Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements, unless otherwise disclosed. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Valuation of Ether and Determination of NAV.”
(3)
As of July 23, 2024, Shares of the Trust began trading on NYSE Arca under the symbol “ETHE.” Therefore, this represents the period from July 23, 2024 through September 30, 2024.

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

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 to December 31, 2024 and the Trust’s NAV per Share from July 23, 2024 to December 31, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from June 20, 2019 to July 22, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 to December 31, 2024 divided by the Trust’s NAV per Share from July 23, 2024 to December 31, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) (%)

Recent Developments

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into Grayscale Operating, LLC (“GSO”), a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of GSO (“GSIS”), whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS shall be the sole remaining Sponsor of the Trust.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2024.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2024, the Trust’s disclosure controls and procedures were effective.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

KPMG LLP, the independent registered public accounting firm that audited the financial statements as of and for the year ended December 31, 2024 included in this Annual Report on Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024 on page F-2.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Sponsor, Peter Mintzberg, the principal executive officer of the Sponsor, and Edward McGee, the principal financial and accounting officer of the Sponsor, may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

As of and prior to December 31, 2024, GSI had a board of directors that was responsible for managing and directing the affairs of the Sponsor. From and after January 1, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation formed in connection with the Reorganization, which is the sole managing member of GSO and an indirect subsidiary of DCG, has a board of directors (each such board of directors, the “Board”). The Board consists of Mark Shifke, Matthew Kummell, Mr. Mintzberg, and Mr. McGee. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers under the limited liability company agreement of the Sponsor.

The Sponsor has an Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company. The Audit Committee consists of Mr. McGee and Hugh Ross, Chief Operating Officer of the Sponsor.

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

During the year ended December 31, 2024, references to the “Sponsor” in this section refer to GSI, and thereafter refer to GSO or GSIS, as applicable. In connection with the Reorganization, the former Board of GSI was reconstituted at GSOIH. The members of the Board of GSOIH are the same as the members of the Board of GSI prior to the Reorganization. Additionally, the former Audit Committee of GSI was reconstituted at GSIS. The members of the Audit Committee of GSIS are the same as the members of the Audit Committee of GSI prior to the Reorganization. From and after January 1, 2025, any references to the Board in this section refer to the Board of GSOIH and any references to the Audit Committee in this section refer to the Audit Committee of GSIS.

Mark Shifke, Chairman of the Board

Mark Shifke, 65, is the Chief Financial Officer of DCG and has served as chairman of the Board since January 2024. Since March 2021, Mr. Shifke has served on the board of directors of Dock Ltd., a full-stack payments and digital banking platform. Since September 2023, Mr. Shifke has served on the board of directors of Luno, a cryptocurrency platform. Mr. Shifke has nearly four decades of financial and fintech experience, and more than eight years of CFO experience leading two publicly-traded companies. Prior to joining DCG, Mr. Shifke served as CFO of Billtrust, a company focused on providing AR and cloud-based solutions around payments, and as CFO of Green Dot (NYSE: GDOT), a mobile banking company and payments platform. Previously, Mr. Shifke led teams at JPMorgan Chase and Goldman Sachs, specializing in M&A Structuring and Advisory, as well as Tax Asset Investments. Mr. Shifke also served as the Head of International Structured Finance Group at KPMG. Mr. Shifke began his career at Davis Polk, where he was a partner. He is a graduate of Tulane University (B.A./J.D.) and the New York University School of Law (LL.M. in Taxation).

Matthew Kummell, Board Member

Matt Kummell, 49, is Senior Vice President of Strategy & Operations at DCG and has served as a director of the Sponsor since January 2024. In his role at DCG, Mr. Kummell leads the business’s post-investment efforts, including investment operations and value creation with regard to DCG’s portfolio companies. Since December 2023, Mr. Kummell has served as a member of the board of directors of Foundry, a digital asset mining and staking company. Until November 2023, Mr. Kummell served on the board of directors of CoinDesk, Inc., a digital media, events and information services company for the crypto asset and blockchain technology community. Until January 2012, Mr. Kummell served on the board of directors of Derivix Corporation, a financial services software company. Prior to joining DCG, Mr. Kummell was the Head of North America for Citi’s Business Advisory Services team, a strategic consulting practice focused on institutional investor clients in Citi’s Markets division. Mr. Kummell has also held strategic and front-office leadership roles at Citadel, Balyasny Asset Management, and S.A.C. Capital Advisors, the predecessor to Point 72 Asset Management. Previously, Mr. Kummell served as a case team leader at Bain & Company in its Boston headquarters. Mr. Kummell is an Adjunct Professor at the Tuck School of Business at Dartmouth College. He is a graduate of the University of California, Los Angeles (B.A.) and the Tuck School of Business at Dartmouth College (MBA).

Peter Mintzberg, Board Member and Chief Executive Officer

Peter Mintzberg, 56, has been the Chief Executive Officer of the Sponsor and has served as a director of the Sponsor since August 2024. Mintzberg joins the Sponsor from Goldman Sachs, where he served as Global Head of Strategy for Asset and Wealth Management. Prior, he held several global leadership roles in Strategy, M&A, and Investor Relations at BlackRock, Apollo, OppenheimerFunds, and Invesco. With deep knowledge across a broad base of client types and asset classes, Mintzberg has over two decades of experience developing and executing strategy and innovating to drive growth. Mintzberg started his career working at McKinsey & Co. in New York, San Francisco, and São Paulo, focused on the financial services and technology sectors. Mintzberg was recognized as a Latino leader in Finance by The Alumni Society in 2018, and was selected as a David Rockefeller Fellow in the 2016-2017 Class by the Partnership for New York City. He earned a bachelor’s degree in engineering from the Universidade Federal Rio de Janeiro, and an MBA from Harvard University.

Edward McGee, Board Member and Chief Financial Officer

Edward McGee, 41, has been the Chief Financial Officer of the Sponsor since January 2022 and has served as a director of the Sponsor since January 2024. Before serving as CFO, Mr. McGee was Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

Hugh Ross, Chief Operating Officer

Hugh Ross, 57, has been the Chief Operating Officer of the Sponsor since February 2021. Prior to joining the Sponsor, Mr. Ross served twelve years as Chief Operating Officer of Horizon Kinetics LLC, a New York-based investment manager where he was responsible for the operating infrastructure and various digital asset initiatives. During the ten years immediately preceding his tenure at Horizon Kinetics, Mr. Ross was a Vice President with Goldman Sachs & Co. where he served as Chief Operating Officer of the long-only investment manager research team then-known as Global Manager Strategies (“GMS”), within Goldman Sachs Asset Management (“GSAM”). Mr. Ross also served as a compliance officer for both GSAM and Goldman’s Private Wealth Management business. Prior to joining Goldman Sachs, Mr. Ross worked as an in-house counsel for a transfer agent and started his career as a securities industry attorney representing broker-dealers and investment advisers. Mr. Ross is a graduate of the Goizueta Business School at Emory University (B.B.A.) and New York Law School (J.D.).

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of February 24, 2025.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)	*	* %
Directors & Executive Officers of the Sponsor:(2)
Mark Shifke	*	* %
Matthew Kummell	*	* %
Peter Mintzberg	*	* %
Edward McGee	*	* %
Hugh Ross	*	* %
Directors & executive officers of the Sponsor as a group	*	* %

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through February 24, 2025, DCG did not purchase any Shares of the Trust under this authorization.
(2)
The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.

* Represents beneficial ownership of less than 1%.

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Grayscale Investments Sponsors, LLC, 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902.

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

Digital Currency Group, Inc.

DCG is (i) the sole equity holder and indirect parent company of the Sponsor, (ii) the indirect parent company of Grayscale Securities, the Authorized Participant from October 3, 2022 through July 22, 2024, and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity.

DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. DCG’s positions on changes that should be adopted in the Ethereum Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork, DCG’s position regarding which fork among a group of incompatible forks of the Ethereum Network should be considered the “true” Ethereum Network could be adverse to positions that would most benefit the Trust.

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

Authorized Participants

Prior to October 3, 2022, Genesis, an affiliate of the Trust and the Sponsor, was the only Authorized Participant and was party to a participant agreement with the Sponsor and the Trust. From October 3, 2022 through July 22, 2024, Grayscale Securities, an affiliate of the Trust and the Sponsor, was the Authorized Participant. Effective July 23, 2024, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with Jane Street Capital, LLC, Virtu Americas LLC, Macquarie Capital (USA) Inc., ABN AMRO Clearing USA LLC and Goldman Sachs & Co. LLC, pursuant to which such entities have agreed to act as Authorized Participants. The Sponsor may engage additional Authorized Participants who are unaffiliated with the Trust in the future.

Proprietary Trading/Other Clients

Because the officers of the Sponsor may trade Ether for their own personal trading accounts (subject to certain internal trading policies and procedures) at the same time as they are managing the account of the Trust, the activities of the officers of the Sponsor, subject to their fiduciary duties, may, from time-to-time, result in their taking positions in their personal trading accounts which are opposite of the positions taken for the Trust. Records of the Sponsor’s officers’ personal trading accounts will not be available for inspection by shareholders.

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG LLP (“KPMG”), for the year ended December 31, 2024, and Marcum LLP (“Marcum”), for the year ended December 31, 2023.

	Years Ended December 31,
	2024	2023
Audit fees	$231,000	$273,000
Total	$231,000	$273,000

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG, and previously Marcum, for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended December 31, 2024, are made by the Sponsor’s Board of Directors and Audit Committee. From and after January 1, 2025, such determinations are made by the Board of Directors of GSOIH and the Audit Committee of GSIS.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit Number	Exhibit Description

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on June 12, 2024).

4.2	Amendment No. 1 to the Second Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 on Form 8-K filed by the Registrant on November 4, 2024).

4.3	Form of Participant Agreement (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement filed by the Registrant on May 30, 2024).

4.4*	Description of Registrant’s Securities.

10.1†

Prime Broker Agreement, dated as of May 22, 2024, by and among the Trust, the Sponsor and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit (incorporated by reference to Exhibit 99.1 of Amendment No. 1 to the Registration Statement on Form S-3 filed by the Trust with the SEC on May 30, 2024).

10.2

Fund Administration and Accounting Agreement, dated February 26, 2024, between the Trust and the Administrator (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Registrant on February 27, 2024).

10.3*	Marketing Agent Agreement, dated May 14, 2024, between the Sponsor and the Marketing Agent.

10.4†	Index License Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Registrant on February 4, 2022).

10.5†

Amendment No. 1 to the Index License Agreement dated June 20, 2023, between the Sponsor and Index Provider (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Registrant on June 23, 2023).

10.6†*	Amendment No. 6 to the Index License Agreement dated March 1, 2025, between the Sponsor and Index Provider.

10.7

Transfer Agency and Service Agreement, dated May 8, 2024, between the Trust and the Transfer Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on May 15, 2024).

10.8

Co-Transfer Agency Agreement, dated May 22, 2024, between the Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.7 to Amendment No. 1 to the Registration Statement filed by the Registrant on May 30, 2024).

10.9	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Registrant on January 3, 2025).

10.10	Coinbase Assignment Agreement (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Registrant on January 3, 2025).

10.11	Foreside Assignment Agreement (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Registrant on January 3, 2025).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Recovery of Erroneously Awarded Compensation Policy.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Actual Execution Cash Order”—A Cash Order pursuant to which any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the Authorized Participant.

“Additional Creation Cash”—In connection with a creation pursuant to an Actual Execution Cash Order, the amount of additional cash required to be delivered by the Authorized Participant in the event the price realized in acquiring the corresponding Total Basket Amount is higher than the Total Basket NAV on the trade date.

“Additional Redemption Cash”—In connection with a redemption pursuant to an Actual Execution Cash Order, the amount of additional cash to be delivered to the Authorized Participant in the event the price realized in disposing the corresponding Total Basket Amount is higher than the Total Basket NAV on the trade date.

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

“Administrator”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Administrator Fee”—The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

“Affirmative Action”—A decision by the Trust to acquire or abandon specific Incidental Rights and IR Virtual Currency at any time prior to the time of a creation or redemption of Shares.

“AML”—Anti-money laundering.

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

“Basket NAV”—The U.S. dollar value of a Basket calculated by multiplying the Basket Amount by the Index Price as of the trade date.

“Binance”—Binance Holdings Ltd.

“Blockchain”—The public transaction ledger of the Ethereum Network on which transactions in Ether are recorded.

“Cash Account”—The segregated account maintained by the Transfer Agent in the name of the Trust for purposes of receiving cash from Authorized Participants in connection with creations of Shares and distributing cash to Authorized Participants in connection with redemptions of Shares.

“Cash Order”—An order for the creation or redemption of Shares pursuant to procedures facilitated by the Transfer Agent and pursuant to which a Liquidity Provider is engaged to facilitate the purchase or sale of Ether. A Cash Order may be executed as either a Variable Fee Cash Order or an Actual Execution Cash Order. Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all creations and redemptions pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders.

“CEA”—Commodity Exchange Act of 1936, as amended.

“CFPB”—The Consumer Financial Protection Bureau.

“CFTC”—The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“CME”—The Chicago Mercantile Exchange.

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Coinbase”—Coinbase, Inc.

“Coinbase Credit”—Coinbase Credit, Inc.

“Co-Transfer Agent”—Continental Stock Transfer & Trust Company.

“Covered Person”—The Sponsor and its affiliates. See “Item 1. Business—Description of the Trust Agreement—The Sponsor—Liability of the Sponsor and Indemnification.”

“Creation Basket”—Basket of Shares issued by the Trust upon deposit of the Basket Amount required for each such Creation Basket.

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

“Custodial Entities”—The Prime Broker, together with the Custodian.

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian and the Prime Broker as a Sponsor-paid Expense.

“DAOs”—Decentralized autonomous organizations.

“DCG”—Digital Currency Group, Inc.

“DCM”—A designated contract market, which is a board of trade (commonly referred to as an exchange) that operates under the regulatory oversight of the CFTC.

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

“Distribution Date”—July 23, 2024, the distribution date of the shares of the ETH Trust to the Trust’s shareholders in the Initial Distribution.

“DSTA”—The Delaware Statutory Trust Act, as amended.

“DTC”—The Depository Trust Company. DTC is a limited purpose trust company organized under New York law, a member of the U.S. Federal Reserve System and a clearing agency registered with the SEC. DTC will act as the securities depository for the Shares.

“ERISA”—The Employee Retirement Income Security Act of 1974, as amended.

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

“Ethereum Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Ethereum Network. See “Item 1. Business—Overview of the Ethereum Industry and Market.”

“ETH Trust”—Grayscale Ethereum Mini Trust ETF.

“Excess Creation Cash”—In connection with a creation pursuant to an Actual Execution Cash Order, the amount of excess cash to be returned to the Authorized Participant in the event the price realized in acquiring the corresponding Total Basket Amount is lower than the Total Basket NAV on the trade date.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“FDIC”—The Federal Deposit Insurance Corporation.

“FinCEN”—The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury.

“FINRA”—The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“FSMA”—The Financial Services and Markets Act 2023.

“FTX”—FTX Trading Ltd.

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of GSI until December 31, 2024, and GSO thereafter, which served as the Authorized Participant from October 3, 2022 through July 22, 2024.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company, the Sponsor of the Trust from and after January 1, 2025, and a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of Digital Currency Group, Inc.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation formed in connection with the Reorganization which is the sole managing member of GSO, and an indirect subsidiary of DCG.

“ICE”—Intercontinental Exchange.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Ether and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”—The CoinDesk Ether Price Index (ETX).

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended from time to time.

“Index Price”—The U.S. dollar value of an Ether token derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term Ether Index Price shall mean the Index Price as defined herein.

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

“In-Kind Regulatory Approval”—The necessary regulatory approval to permit NYSE Arca to list the Shares of the Trust utilizing a structure that allows the Trust to create and redeem Shares via in-kind transactions with Authorized Participants or their AP Designees in exchange for Ether. In common with other spot digital asset exchange-traded products, the Trust is not at this time able to create and redeem shares via in-kind transactions with Authorized Participants, and there has yet to be definitive regulatory guidance on whether and how registered broker-dealers can hold and deal in Ether in compliance with the federal securities laws. To the extent further regulatory clarity emerges, the Sponsor expects NYSE Arca to seek the necessary regulatory approval to amend its listing rules to permit the Trust to create and redeem Shares through In-Kind Orders. There can be no assurance as to when such regulatory clarity will emerge, or when NYSE Arca will seek or obtain such regulatory approval, if at all.

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

“IRAs”—Individual retirement accounts.

“IR Virtual Currency”—Any virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“ISG”—The Intermarket Surveillance Group.

“KYC”—Know-your-customer.

“Layer 1”—The underlying smart contract platform blockchain on which Ethereum functions.

“Layer 2”—Protocols built on top of an underlying smart contract platform blockchain intended to provide scalability to the underlying blockchain by increasing transaction efficiency.

“Liquidity Engager”—Until December 31, 2024, Grayscale Investments, LLC, and on or after January 1, 2025, Grayscale Investments Sponsors, LLC, in each case acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of Ether in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which Grayscale Investments Sponsors, LLC, acting in its capacity as the Liquidity Engager, will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Agent Agreement”—An agreement entered into by the Sponsor, on behalf of the Trust, dated May 14, 2024, with Foreside Fund Services, LLC.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“Merge”—The Ethereum Network, which was initially known as “Ethereum 2.0.” and was completed on September 15, 2022.

“Merger”—The merger of Grayscale Investments, LLC with and into Grayscale Operating, LLC, with Grayscale Operating, LLC continuing as the surviving company.

“MiCA”—The Markets in Crypto-Assets Regulation, which was approved by the Parliament of the European Union in 2023.

“MSB”—A money services business.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of Ether and Determination of NAV.” See also “Item 1. Business—Investment Objective” for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Ether and Determination of NAV”.

“Non-ERISA Arrangements”—Government plans, non-U.S. plans and certain church plans, which are not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, but may be subject to similar rules under Similar Laws.

“NYSE Arca”—NYSE Arca, Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent, that provides the procedures for the creation and redemption of Baskets via a Liquidity Provider.

“Plan Asset Regulations”—The Department of Labor’s regulations at section 2510.3-101, as amended by Section 3(42) of ERISA.

“Plans”—Employee benefit plans and certain other plans and arrangements, including IRAs and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Section 4975 of the Code.

“Pre-Creation/Redemption Abandonment”—The abandonment by the Trust, irrevocably for no direct or indirect consideration, all Incidental Rights and IR Virtual Currency to which the Trust would otherwise be entitled, effective immediately prior to a Creation Time or a Redemption Time (as the case may be) for the Trust.

“Pre-Creation/Redemption Abandonment Notices”—A notice, as amended or supplemented from time to time, delivered by the Sponsor to each of the Prime Broker, the Custodian and Coinbase Credit, on behalf of the Trust, stating that the Trust will abandon, irrevocably and for no direct or indirect consideration, effective immediately prior to each Creation Time and each Redemption Time for the Trust, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which the Trust has not taken any Affirmative Action at or prior to such time.

“Prime Broker”—Coinbase, Inc.

“Prime Broker Agreement”—The Prime Broker Agreement, dated as of May 22, 2024, by and among the Trust, the Sponsor and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit, that governs the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker.

“Principal Market NAV”—The net asset value of the Trust determined on a U.S. GAAP basis. Prior to February 23, 2024, Principal Market NAV was referred to as NAV.

“Record Date”—July 18, 2024, the record date for the Initial Distribution.

“Redemption Cash Shortfall”—In connection with a redemption pursuant to an Actual Execution Cash Order, the amount by which the cash to be delivered to the Authorized Participant is reduced in the event the price realized in disposing the corresponding Total Basket Amount is lower than the Total Basket NAV on the trade date.

“Redemption Time”—With respect to the redemption of any Shares by the Trust, the time at which the Trust redeems such Shares.

“Reorganization”—The internal corporate reorganization of Grayscale Investments, LLC consummated on January 1, 2025.

“Required Redemption Cash”—The actual proceeds to the Trust from the liquidation of the Total Basket Amount.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Index”—The Coin Metrics Real-Time Rate.

“Secondary Index Price”—The price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. See “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price—Determination of the Index Price When Index Price is Unavailable” for a description of how the Secondary Index Price is utilized when the Index Price is unavailable.

“Secondary Index Provider”—Coin Metrics Inc., a Delaware corporation that publishes the Secondary Index.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca and the OTCQX Best Market® of OTC Markets Group Inc.

“Securities Act”—The Securities Act of 1933, as amended.

“Settlement Balance”—An account controlled and maintained by the Custodian to which cash and digital assets of the Trust are credited on the Trust’s behalf.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Share Percentage”—A fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition.

“Share Split”—A 9-for-1 Share split of the Trust’s issued and outstanding Shares, which was effected on December 17, 2020 to shareholders of record as of the close of business on December 14, 2020.

“Similar Laws”—Rules under other federal, state, local, non-U.S. or other applicable law that are similar to ERISA or Section 4975 of the Code.

“SIPC”—The Securities Investor Protection Corporation.

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. Grayscale Investments, LLC was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and will be the sole remaining sponsor thereafter.

“Sponsor Contracts”—Certain contracts assigned by GSO pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust to GSIS in connection with the Reorganization.

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

“Staking”—Using Ether, or permitting Ether to be used, directly or indirectly, through an agent or otherwise, in the Ethereum Network’s proof-of-stake validation protocol, in exchange for the receipt of consideration, including, but not limited to, staking rewards paid in fiat currency or paid in kind.

“Tertiary Pricing Option”—The price set by the Trust’s principal market.

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

“Trust”—Grayscale Ethereum Trust ETF, a Delaware statutory trust, formed on December 13, 2017 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”—The Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of June 12, 2024, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 thereto and as the same may be further amended from time to time.

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“UBTI”—Unrelated business taxable income.

“Uplisting Date”—July 23, 2024, the date on which the shares of Grayscale Ethereum Trust ETF began trading on NYSE Arca as shares of an exchange-traded product.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“U.S. GAAP”—United States generally accepted accounting principles.

“Variable Fee”—An amount in cash based on the Total Basket NAV, which shall be paid by the Authorized Participant in connection with Variable Fee Cash Orders. The amount may be changed by the Sponsor in its sole discretion at any time.

“Variable Fee Cash Order”—A Cash Order pursuant to which any price differential between (x) the Total Basket NAV on the trade date and (y) the price realized in acquiring or disposing of the corresponding Total Basket Amount, as the case may be, will be borne solely by the applicable Liquidity Provider.

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

Grayscale Investments Sponsors, LLC, as Sponsor of Grayscale Ethereum Trust ETF

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

Date: February 27, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant, or directors of GSO Intermediate Holdings Corporation, the sole managing member of Grayscale Operating, LLC, as applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Ethereum Trust ETF:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investment of Grayscale Ethereum Trust ETF (the Trust) as of December 31, 2024, and the related statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024, and the results of its operations, changes in its net assets, and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the existence and rights over the investment in Ether

As discussed in Notes 2 and 3 to the financial statements, the Trust accounts for its investment in Ether at fair value in accordance with its classification as an investment company for accounting purposes. As of December 31, 2024, the fair value of the Trust’s investment in Ether was $4.7 billion, with a respective cost basis of $0.6 billion.

We identified the evaluation of the existence of and the Trust’s rights to Ether, including the risk that the Trust’s investment in Ether may not be owned by the Trust, as a critical audit matter. A high degree of auditor judgment was involved in determining the nature and extent of the procedures performed and audit evidence obtained to assess the existence of and the Trust’s rights to its investment in Ether, as control and access over the Ether was provided through private cryptographic keys stored using third-party custodial services. In addition, auditor judgement was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the existence of the Trust’s investment in Ether and the Trust’s rights over its investment in Ether, including controls over the comparison of the Trust’s records of Ether held to the third-party custodial records. We involved information technology professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating certain internal controls over the safeguarding of digital assets process performed at the third-party custodian, specifically related to the generation of the private cryptographic keys, the storing of these keys, and the reconciliation of digital assets per the custodial service ledgers to the public blockchain. We obtained confirmation of the Trust’s investment in Ether held with the third-party custodian as of December 31, 2024 and compared the results of the confirmation to the Trust’s record of its investment in Ether. We compared the Trust’s record for a selection of on blockchain Ether purchase and sale transactions to the records on the public blockchain using a software audit tool. We also obtained and assessed evidence that such transactions were appropriately authorized and that the Trust controlled the Ether through the third-party custodian. We evaluated the reliability of audit evidence obtained from the public blockchain. We also assessed the sufficiency of audit evidence obtained by evaluating the cumulative results of the audit procedures.

/s/ KPMG LLP We have served as the Trust’s auditor since 2024.
New York, New York
February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Ethereum Trust ETF:

Opinion on Internal Control Over Financial Reporting

We have audited Grayscale Ethereum Trust ETF's (the Trust) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities, including the schedule of investment, of the Trust as of December 31, 2024, the related statements of operations, changes in net assets, and cash flows for the year then ended, and the related notes (collectively, the financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
New York, New York
February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Ethereum Trust ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedule of investment, of Grayscale Ethereum Trust ETF (the “Trust”) as of December 31, 2023, and the related statements of operations and changes in net assets for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023, and the results of its operations for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

We have served as the Trust’s auditor from 2018 to 2024 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

New York, New York
February 23, 2024

GRAYSCALE ETHEREUM TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	December 31,
	2024	2023
Assets:
Investment in Ether, at fair value (cost $608,668 and $1,244,746 as of December 31, 2024 and 2023, respectively)	$4,735,980	$6,758,054
Total assets	$4,735,980	$6,758,054
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$4,735,980	$6,758,054
Shares issued and outstanding, no par value (unlimited Shares authorized)	169,098,500	310,158,500
Principal market net asset value per Share	$28.01	$21.79

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of Ether and percentages)

December 31, 2024
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	1,417,788.29257515	$608,668	$4,735,980	100%
Total Investment		$608,668	$4,735,980	100%
Net assets		$608,668	$4,735,980	100%

December 31, 2023
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	2,962,629.50149940	$1,244,746	$6,758,054	100%
Net assets		$1,244,746	$6,758,054	100%

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	182,594	134,484	153,242
Net investment loss	(182,594)	(134,484)	(153,242)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in Ether sold to pay expenses	157,557	102,973	120,933
Net realized gain on investment in Ether sold for redemption of Shares	3,108,025	-	-
Net realized gain on investment in Ether sold for Initial Distribution (Return of Capital)(1)	888,140	-	-
Net change in unrealized appreciation on investment in Ether	(1,385,995)	3,140,367	(7,670,184)
Net realized and unrealized gain (loss) on investment	2,767,727	3,243,340	(7,549,251)
Net increase (decrease) in net assets resulting from operations	$2,585,133	$3,108,856	$(7,702,493)
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust ETF, completed on July 23, 2024, as discussed in Note 4.

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended December 31,
	2024	2023	2022
Increase (decrease) in net assets from operations:
Net investment loss	$(182,594)	$(134,484)	$(153,242)
Net realized gain on investment in Ether sold to pay expenses	157,557	102,973	120,933
Net realized gain on investment in Ether sold for redemption of Shares	3,108,025	-	-
Net realized gain on investment in Ether sold for Initial Distribution (Return of Capital)(1)	888,140	-	-
Net change in unrealized appreciation on investment in Ether	(1,385,995)	3,140,367	(7,670,184)
Net increase (decrease) in net assets resulting from operations	2,585,133	3,108,856	(7,702,493)
Decrease in net assets from capital share transactions:
Shares issued	14,886	-	-
Shares redeemed	(3,611,158)	-	-
Return of Capital(1)	(1,010,935)	-	-
Net decrease in net assets resulting from capital share transactions	(4,607,207)	-	-
Total (decrease) increase in net assets from operations and capital share transactions	(2,022,074)	3,108,856	(7,702,493)
Net assets:
Beginning of year	6,758,054	3,649,198	11,351,691
End of year	$4,735,980	$6,758,054	$3,649,198
Change in Shares outstanding:
Shares outstanding at beginning of year	310,158,500	310,158,500	310,158,500
Shares issued	480,000	-	-
Shares redeemed	(141,540,000)	-	-
Net decrease in Shares	(141,060,000)	-	-
Shares outstanding at end of year	169,098,500	310,158,500	310,158,500
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust ETF, completed on July 23, 2024, as discussed in Note 4.

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST ETF

STATEMENT OF CASH FLOWS

(Amounts in thousands)

Year Ended December 31, 2024(1)
Cash provided by operating activities
Net increase in net assets resulting from operations	$2,585,133
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of Ether(2)	$(14,742)
Proceeds from Ether sold to pay redemptions(2)	3,649,316
Proceeds from Ether sold to pay expenses	182,594
Net realized (gain) loss	(4,153,722)
Net decrease in unrealized appreciation on investment in Ether	1,385,995
Change in operating assets and liabilities:
Sponsor’s Fee payable	-
Net cash provided by operating activities	$3,634,574

Cash used in financing activities
Proceeds from issuance of capital shares(2)	$14,742
Payments for capital shares redeemed(2)	(3,649,316)
Net cash used in financing activities	$(3,634,574)

Cash
Net increase (decrease) in cash	$-
Cash, beginning of year	-
Cash, end of year	$-

Supplemental disclosure of noncash operating activities
Transfer of Ether to pay for Sponsor’s Fee	$182,594
Supplemental disclosure of noncash financing activities
Transfer of Ether used for Initial Distribution (Return of Capital)(3)	$1,010,935
(1)
No comparative financial statements have been provided, as the Trust did not hold any cash or cash equivalents prior to the Uplisting Date.
(2)
The proceeds collected by an Authorized Participant from the sale of Shares and the payments for Shares redeemed by an Authorized Participant do not correlate with the amounts in the Statement of Operations and the Statement of Changes in Net Assets for the period due to creations and redemptions occurring at the Index Price as defined in the Trust Agreement.
(3)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust ETF, completed on July 23, 2024, as discussed in Note 4.

See accompanying notes to financial statements.

GRAYSCALE ETHEREUM TRUST ETF

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale Ethereum Trust ETF (the “Trust”) is a Delaware Statutory Trust that was formed on December 13, 2017 and commenced operations on December 14, 2017. In general, the Trust holds Ethereum tokens (“Ether”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) in exchange for Ether. Prior to July 23, 2024, the Trust did not operate a redemption program. On May 23, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on July 23, 2024 (the “Uplisting Date”), following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-278880). As of the date of this Annual Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act. On July 22, 2024, in connection with the approval of the 19b-4 Application on May 23, 2024 and the effectiveness of the registration statement on Form S-3, as amended, the Sponsor authorized the commencement of a redemption program. Effective July 23, 2024, the Trust creates and redeems Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole “Baskets.” A Basket equals 10,000 Shares. The creation of a Basket requires the delivery to the Trust of the amount of Ether (or cash to acquire such amount of Ether) represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Trust of the amount of Ether represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences. The Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of Ether held by the Trust, less the Trust’s expenses and other liabilities. The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in Ether, in accordance with the terms of the Trust Agreement.

Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Ether and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right. On July 29, 2019, the Sponsor delivered to the Custodian (as defined below), on behalf of the Trust, a notice stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. On May 23, 2024, the Trust delivered a supplemental notice to the Prime Broker, the Custodian and Coinbase Credit, Inc. providing that the Trust also will abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust redeems Shares, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. Because the Sponsor has now committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in kind to an agent of the shareholders for resale by such agent.

As of December 31, 2024, Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acted as the Sponsor of the Trust and was a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Aave Trust (AAVE), Grayscale Avalanche Trust (AVAX), Grayscale Basic Attention Token Trust (BAT) (OTCQX: GBAT), Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust ETF (NYSE Arca: BTC), Grayscale Bittensor Trust (TAO), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Dogecoin Trust (DOGE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust ETF (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTC Markets: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Lido DAO Trust (LDO), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale MakerDao Trust (MKR), Grayscale NEAR Trust (NEAR), Grayscale Optimism Trust (OP), Grayscale Pyth Trust (PYTH), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Sui Trust (SUI), Grayscale XRP Trust, Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(g) of the

Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Prior to July 23, 2024, shares of the Trust were also registered pursuant to Section 12(g) of the Exchange Act. The following investment products sponsored by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

Authorized Participants of the Trust are the only entities who may place orders to create or redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and affiliate of the Sponsor, was the only Authorized Participant from October 3, 2022 through July 22, 2024. On or after July 22, 2024, the Sponsor, on behalf of the Trust, and the Transfer Agent entered into Participant Agreements with a number of unaffiliated Authorized Participants in connection with the approval of NYSE Arca’s application under Rule 19b-4 of the Exchange Act, and the Trust has also since engaged other Authorized Participants. In connection with the entry into the Participant Agreements, as of July 22, 2024, the Sponsor amended, solely, with respect to the Trust, the Participant Agreement, dated as of October 3, 2022, between the Sponsor and Grayscale Securities, to remove the Trust as an entity covered by the Agreement. Effective July 22, 2024, Grayscale Securities no longer serves as Authorized Participant of the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

Liquidity Providers facilitate the purchase and sale of Ether in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which Grayscale Investments Sponsors, LLC, acting in its capacity as the “Liquidity Engager,” will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and Grayscale Investments Sponsors, LLC in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

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

The Trust conducts its transactions in Ether, including receiving Ether for the creation of Shares and delivering Ether for the redemption of Shares and for the payment of the Sponsor’s Fee. For financial reporting purposes, unless otherwise disclosed herein, the Trust’s transactions are valued in accordance with the Trust’s principal market policy described below.

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

The cost basis of Ether received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Ether at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in Ether	$4,735,980	$4,735,980	$-	$-
December 31, 2023
Assets
Investment in Ether	$6,758,054	$6,758,054	$-	$-

Recently Adopted Accounting Pronouncements

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

In this reporting period, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or the results of its operations. Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor’s fee, related party, is included in the accompanying Statements of Operations.

3. Fair Value of Ether

Ether is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2024, 2023 and 2022, the Trust held 1,417,788.29257515, 2,962,629.50149940 and 3,037,631.42522860 Ether, respectively.

The Trust determined the fair value per Ether to be $3,340.40 on December 31, 2024, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com). The Trust determined the fair value per Ether to be $2,281.10 and $1,201.33 on December 31, 2023 and 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

Historically, the Trust considered Coinbase to be its principal market. The Trust performed an assessment of the principal market at December 31, 2024 and identified a change in the principal market from Coinbase to Crypto.com. The change in principal market was effective December 31, 2024.

The following represents the changes in quantity of Ether and the respective fair value:

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at December 31, 2021	3,114,532.09753906	$11,351,691
Ether contributed	-	-
Ether distributed for Sponsor’s Fee, related party	(76,900.67231046)	(153,242)
Net change in unrealized appreciation on investment in Ether	-	(7,670,184)
Net realized gain on investment in Ether	-	120,933
Balance at December 31, 2022	3,037,631.42522860	$3,649,198
Ether contributed	-	-
Ether distributed for Sponsor’s Fee, related party	(75,001.92372920)	(134,484)
Net change in unrealized appreciation on investment in Ether	-	3,140,367
Net realized gain on investment in Ether	-	102,973
Balance at December 31, 2023	2,962,629.50149940	$6,758,054
Ether contributed	4,028.41550052	14,886
Ether redeemed	(1,197,071.35114039)	(3,611,158)
Ether distributed for Initial Distribution (Return of Capital)(1)	(292,262.98913350)	(1,010,935)
Ether distributed for Sponsor’s Fee, related party	(59,535.28415088)	(182,594)
Net change in unrealized appreciation on investment in Ether	-	(1,385,995)
Net realized gain on investment in Ether sold to pay expenses	-	157,557
Net realized gain on investment in Ether sold for redemption of Shares	-	3,108,025
Net realized gain on investment in Ether sold for Return of Capital(1)	-	888,140
Balance at December 31, 2024	1,417,788.29257515	$4,735,980
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust ETF, completed on July 23, 2024, as discussed in Note 4.

4. The Initial Distribution to the Grayscale Ethereum Mini Trust ETF

On July 8, 2024, the Sponsor of the Trust issued a press release announcing that the Sponsor, at the direction of its board of directors, declared a pro rata distribution on the Shares of the Trust, pursuant to which each holder of Shares as of 4:00 PM ET on July 18, 2024 (the “Record Date,” and such holders, the “ETHE Record Holders”) was entitled to receive shares (the “ETH Shares”) of Grayscale Ethereum Mini Trust ETF (the “ETH Trust”), a Delaware statutory trust sponsored by the Sponsor, in connection with its previously announced initial creation and distribution of ETH Shares (such transactions collectively, the “Initial Distribution”), as described in a definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on July 18, 2024. In the Initial Distribution, the Trust contributed approximately 10% of the Ether that it held as of 4:00 PM ET on the Record Date to the ETH Trust, and each ETHE Record Holder was entitled to receive ETH Shares pro rata based on a 1:1 ratio, such that for each one (1) ETHE Share held by an ETHE Record Holder, such ETHE Record Holder was entitled to receive one (1) ETH Share on the Distribution Date.

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

For the year ended December 31, 2024, the Trust recognized a gain of $888,140,738 in connection with the Initial Distribution, which is included in net realized gain on investment in Ether sold for redemption of Shares on the Statement of Operations. It is expected that neither the Trust nor any beneficial owner of the Shares will recognize any gain or loss for U.S. federal income tax purposes as a result of the Initial Distribution.

5. Creations and Redemptions of Shares

At December 31, 2024 and 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Ether to the Trust or the distribution of Ether by the Trust. The amount of Ether required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0084 and 0.0096 of one Ether at December 31, 2024 and 2023, respectively. The decrease in the amount of Ether represented by each Share is primarily a result of the Initial Distribution and the periodic withdrawal of Ether to pay the Sponsor’s Fee.

The cost basis of investments in Ether recorded by the Trust is the fair value of Ether, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant, or Liquidity Provider, based on the Creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant, or Liquidity Provider, may realize significant profits buying, selling, creating, and redeeming Shares as a result of changes in the value of Shares or Ether.

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

	Years Ended December 31,
	2024	2023
Activity in Number of Shares Issued and Redeemed:
Shares issued	480,000	-
Shares redeemed	(141,540,000)	-
Net Change in Number of Shares Issued and Redeemed	(141,060,000)	-

	Years Ended December 31,
(Amounts in thousands)	2024	2023
Activity in Value of Shares Issued and Redeemed:
Shares issued	$14,886	$-
Shares redeemed	(3,611,158)	-
Return of Capital(1)	(1,010,935)	-
Net Change in Value of Shares Issued and Redeemed	$(4,607,207)	$-
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust ETF, completed on July 23, 2024, as discussed in Note 4.

Ether receivable represents the value of Ether covered by contractually binding orders for the creation of Shares where the Ether has not yet been transferred to the Trust’s account. Generally, ownership of the Ether is transferred within no more than two business days of the trade date.

	As of December 31,
(Amounts in thousands)	2024	2023
Ether receivable	$-	$-

Ether payable represents the value of Ether covered by contractually binding orders for the redemption of Shares where the Ether has not yet been transferred out of the Trust’s account. Generally, ownership of the Ether is transferred within no more than two business days of the trade date.

	As of December 31,
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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the years ended December 31, 2024, 2023, and 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2024 or 2023.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2024: DCG, Grayscale and Grayscale Securities. As of December 31, 2024 and 2023, 5,858 and 12,277 Shares of the Trust were held by related parties of the Trust, respectively.

Genesis Global Trading, Inc. filed a certificate of dissolution in August 2024, and has therefore been removed from the list of related parties.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, daily in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2024 and 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended December 31, 2024, 2023 and 2022.

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

For the years ended December 31, 2024, 2023 and 2022, the Trust incurred Sponsor’s Fees of $182,594,095, $134,484,415 and $153,242,544, respectively. As of December 31, 2024 and 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended December 31, 2024, 2023 and 2022, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through December 31, 2024, DCG had not purchased any Shares of the Trust under this authorization.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of the Trust) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security.

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

9. Quarterly Statements of Operations

Fiscal Year Ended December 31, 2024

	Three Months Ended (unaudited)
(Amounts in thousands)	Mar-31, 2024	Jun-30, 2024	Sept-30, 2024	Dec-31, 2024	Year Ended December 31, 2024
Expenses
Sponsor’s Fee, related party	$53,493	$61,440	$38,003	$29,658	$182,594
Net investment loss	$(53,493)	$(61,440)	$(38,003)	$(29,658)	$(182,594)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in Ether sold to pay expenses	45,780	53,774	32,416	25,587	157,557
Net realized gain on investment in Ether sold for redemption of Shares	-	-	2,459,785	648,240	3,108,025
Net realized gain on investment in Ether sold for Initial Distribution (Return of Capital)(1)	-	-	888,140	-	888,140
Net change in unrealized appreciation on investment in Ether	3,960,769	(687,658)	(5,157,790)	498,684	(1,385,995)
Net realized and unrealized gain (loss) on investment	4,006,549	(633,884)	(1,777,449)	1,172,511	2,767,727
Net increase (decrease) in net assets resulting from operations	$3,953,056	$(695,324)	$(1,815,452)	$1,142,853	$2,585,133
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust ETF, completed on July 23, 2024, as discussed in Note 4.

Fiscal Year Ended December 31, 2023

	Three Months Ended (unaudited)
(Amounts in thousands)	Mar-31, 2023	Jun-30, 2023	Sept-30, 2023	Dec-31, 2023	Year Ended December 31, 2023
Expenses
Sponsor’s Fee, related party	$29,638	$34,879	$33,146	$36,821	$134,484
Net investment loss	$(29,638)	$(34,879)	$(33,146)	$(36,821)	$(134,484)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in Ether	21,794	26,999	25,228	28,952	102,973
Net change in unrealized appreciation on investment in Ether	1,880,269	264,140	(762,834)	1,758,792	3,140,367
Net realized and unrealized gain (loss) on investment	1,902,063	291,139	(737,606)	1,787,744	3,243,340
Net increase (decrease) in net assets resulting from operations	$1,872,425	$256,260	$(770,752)	$1,750,923	$3,108,856

10. Financial Highlights Per Share Performance

	Years Ended December 31,
	2024	2023	2022
Per Share Data:
Principal market net asset value, beginning of year	$21.79	$11.77	$36.60
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.70)	(0.43)	(0.49)
Net realized and unrealized gain (loss)(1)	6.92	10.45	(24.34)
Net increase (decrease) in net assets resulting from operations	6.22	10.02	(24.83)
Principal market net asset value, end of year	$28.01	$21.79	$11.77
Total return(1)	42.83%	85.13%	-67.84%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%
(1)
Includes the impact of the Initial Distribution of 292,262.98913350 Ether, representing 0.00094230 Ether per Share, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust ETF, completed on July 23, 2024, as discussed in Note 4.

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

12. Subsequent Events

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into Grayscale Operating, LLC (“GSO”), a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of GSO (“GSIS”), whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS shall be the sole remaining Sponsor of the Trust.

As of the close of business on February 24, 2025, the fair value of Ether determined in accordance with the Trust’s accounting policy was $2,642.58 per Ether.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.