Form 10-Q
period 2025-03-31
Grayscale Ethereum Trust ETF
filed 2025-05-02
CIK 1725210

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

c/o Grayscale Investments Sponsors, LLC

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

Number of Shares of the registrant outstanding as of April 28, 2025: 138,098,500

Grayscale® ETHEREUM Trust ETF

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Ethereum Trust ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 32.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Ethereum industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2025	December 31, 2024
Assets:
Investment in Ether, at fair value (cost $583,832 and $608,668 as of March 31, 2025 and December 31, 2024, respectively)	$2,223,557	$4,735,980
Total assets	$2,223,557	$4,735,980
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$2,223,557	$4,735,980
Shares issued and outstanding, no par value (unlimited Shares authorized)	146,028,500	169,098,500
Principal Market NAV per Share	$15.23	$28.01

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ether and percentages)

March 31, 2025
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	1,216,833.82486927	$583,832	$2,223,557	100%
Total Investment		$583,832	$2,223,557	100%
Net assets			$2,223,557	100%

December 31, 2024
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	1,417,788.29257515	$608,668	$4,735,980	100%
Total Investment		$608,668	$4,735,980	100%
Net assets			$4,735,980	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Investment income:
Investment income	$-	$-
Expenses:
Sponsor’s Fee, related party	21,800	53,493
Net investment loss	(21,800)	(53,493)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in Ether sold to pay expenses	18,140	45,780
Net realized gain on investment in Ether sold for redemption of Shares	504,379	-
Net change in unrealized appreciation on investment in Ether	(2,487,587)	3,960,769
Net realized and unrealized (loss) gain on investment	(1,965,068)	4,006,549
Net (decrease) increase in net assets resulting from operations	$(1,986,868)	$3,953,056

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST ETF

STATEMENTs OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2025	2024
(Decrease) increase in net assets from operations:
Net investment loss	$(21,800)	$(53,493)
Net realized gain on investment in Ether sold to pay expenses	18,140	45,780
Net realized gain on investment in Ether sold for redemption of Shares	504,379	-
Net change in unrealized appreciation on investment in Ether	(2,487,587)	3,960,769
Net (decrease) increase in net assets resulting from operations	(1,986,868)	3,953,056
Decrease in net assets from capital share transactions:
Shares issued	80,263	-
Shares redeemed	(605,818)	-
Net decrease in net assets resulting from capital share transactions	(525,555)	-
Total (decrease) increase in net assets from operations and capital share transactions	(2,512,423)	3,953,056
Net assets:
Beginning of period	4,735,980	6,758,054
End of period	$2,223,557	$10,711,110
Change in Shares outstanding:
Shares outstanding at beginning of period	169,098,500	310,158,500
Shares issued	3,970,000	-
Shares redeemed	(27,040,000)	-
Net decrease in Shares	(23,070,000)	-
Shares outstanding at end of period	146,028,500	310,158,500

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST ETF

STATEMENT OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

Three Months Ended March 31, 2025(1)
Cash provided by operating activities
Net (decrease) increase in net assets resulting from operations	$(1,986,868)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of Ether(2)	(80,025)
Proceeds from Ether sold to pay redemptions(2)	612,294
Proceeds from Ether sold to pay expenses	21,800
Net realized gain	(522,519)
Net change in unrealized appreciation on investment in Ether	2,487,587
Change in operating assets and liabilities:
Sponsor’s Fee payable	-
Net cash provided by operating activities	$532,269

Cash used in financing activities
Proceeds from issuance of capital shares(2)	$80,025
Payments for capital shares redeemed(2)	(612,294)
Net cash used in financing activities	$(532,269)

Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

Supplemental disclosure of noncash operating activities
Transfer of Ether to pay for Sponsor’s Fee	$21,800

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

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

The Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of the Ether held by the Trust, less the Trust’s expenses and other liabilities.

Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”) are each an indirect wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investments products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

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

Liquidity Providers facilitate the purchase and sale of Ether in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2025 and December 31, 2024 and results of operations for the three months ended March 31, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024 included in our Annual Report.

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

The Trust conducts its transactions in Ether, including receiving Ether for the creation of Shares and delivering Ether for the redemption of Shares and for the payment of the Sponsor’s Fee. The Sponsor will determine the Trust’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

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

The cost basis of the Ether received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Ether at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets
Investment in Ether	$2,223,557	$2,223,557	$-	$-
December 31, 2024
Assets
Investment in Ether	$4,735,980	$4,735,980	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor’s fee, related party, is included in the accompanying Statements of Operations.

3. Fair Value of Ether

Ether is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2025 and December 31, 2024, the Trust held 1,216,833.82486927 and 1,417,788.29257515 Ether, respectively.

The Trust determined the fair value per Ether to be $1,827.33 and $3,340.40 on March 31, 2025 and December 31, 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com).

The following represents the changes in quantity of Ether and the respective fair value:

(Amounts in thousands, except Ether amounts)	Ether	Fair Value
Balance at January 1, 2024	2,962,629.50149940	$6,758,054
Ether contributed	4,028.41550052	14,886
Ether redeemed	(1,197,071.35114039)	(3,611,158)
Ether distributed for Initial Distribution (Return of Capital)(1)	(292,262.98913350)	(1,010,935)
Ether distributed for Sponsor’s Fee, related party	(59,535.28415088)	(182,594)
Net change in unrealized appreciation on investment in Ether	-	(1,385,995)
Net realized gain on investment in Ether sold to pay expenses	-	157,557
Net realized gain on investment in Ether sold for redemption of Shares	-	3,108,025
Net realized gain on investment in Ether sold for Return of Capital(1)	-	888,140
Balance at December 31, 2024	1,417,788.29257515	$4,735,980

(Amounts in thousands, except Ether amounts)	Ether	Fair Value
Balance at January 1, 2025	1,417,788.29257515	$4,735,980
Ether contributed	33,167.77249389	80,263
Ether redeemed	(226,051.34223717)	(605,818)
Ether distributed for Sponsor’s Fee, related party	(8,070.89796260)	(21,800)
Net change in unrealized appreciation on investment in Ether	-	(2,487,587)
Net realized gain on investment in Ether sold to pay expenses	-	18,140
Net realized gain on investment in Ether sold for redemption of Shares	-	504,379
Balance at March 31, 2025	1,216,833.82486927	$2,223,557
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust ETF, completed on July 23, 2024, as discussed in Note 4.

4. The Initial Distribution to the Grayscale Ethereum Mini Trust ETF

On July 8, 2024, the Sponsor of the Trust at the direction of its board of directors, declared a pro rata distribution on the Shares of the Trust, pursuant to which each holder of Shares as of 4:00 PM ET on July 18, 2024 (the “Record Date”) was entitled to receive shares (the “ETH Shares”) of Grayscale Ethereum Mini Trust ETF (the “ETH Trust”), a Delaware statutory trust sponsored by the Sponsor, in connection with its previously announced initial creation and distribution of ETH Shares (such transactions collectively, the “Initial Distribution”). On July 23, 2024, the Trust completed its previously announced pro rata distribution of 310,158,500 shares of the ETH Trust to shareholders of the Trust as of the Record Date and contributed to the ETH Trust an amount of Ether equal to approximately 10% of the total Ether held by the Trust as of the Record Date, equal to 292,262.98913350 Ether, with a value of $1,010,934,757, as consideration and in exchange for 310,158,500 shares of the ETH Trust at $3.26 per share.

5. Creations and Redemptions of Shares

At March 31, 2025 and December 31, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Ether to the Trust or the distribution of Ether by the Trust. The amount of Ether required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0083 and 0.0084 of one Ether at March 31, 2025 and December 31, 2024, respectively. The decrease in the amount of Ether represented by each Share is primarily a result of the periodic withdrawal of Ether to pay the Sponsor’s Fee.

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

	Three Months Ended March 31,
	2025	2024
Activity in Number of Shares Issued and Redeemed:
Shares issued	3,970,000	-
Shares redeemed	(27,040,000)	-
Net Change in Number of Shares Issued and Redeemed	(23,070,000)	-

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Activity in Value of Shares Issued and Redeemed:
Shares issued	$80,263	$-
Shares redeemed	(605,818)	-
Net Change in Value of Shares Issued and Redeemed	$(525,555)	$-

Ether receivable represents the value of Ether covered by contractually binding orders for the creation of Shares where the Ether has not yet been transferred to the Trust’s account. Generally, ownership of the Ether is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2025	2024
Ether receivable	$-	$-

Ether payable represents the value of Ether covered by contractually binding orders for the redemption of Shares where the Ether has not yet been transferred out of the Trust’s account. Generally, ownership of the Ether is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2025	2024
Ether payable	$-	$-

6. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended March 31, 2025 and December 31, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2025 or December 31, 2024.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2025: DCG, GSO, GSIS and Grayscale Securities. As of both March 31, 2025 and December 31, 2024, 5,858 Shares of the Trust were held by related parties of the Trust.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, daily in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2025 and December 31, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2025 and 2024, the Trust incurred Sponsor’s Fees of $21,799,603 and $53,493,406, respectively. As of March 31, 2025 and December 31, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2025 and 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2025, DCG had not purchased any Shares of the Trust under this authorization.

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

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of the Ether held by the Trust, and fluctuations in the price of Ether could materially and adversely affect an investment in the Shares of the Trust. The price of Ether has a limited history. During such history, Ether prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of Ether, including, but not limited to, global Ether supply and demand, theft of Ether from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of the Trust) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. Even though the Trust only holds Ether, these developments demonstrate the difficulty in applying the federal securities laws to digital assets generally, including Ether. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

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

9. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$28.01	$21.79
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.14)	(0.17)
Net realized and unrealized (loss) gain	(12.64)	12.91
Net (decrease) increase in net assets resulting from operations	(12.78)	12.74
Principal Market NAV, end of period	$15.23	$34.53
Total return	-45.63%	58.47%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

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

11. Subsequent Events

As of the close of business on April 28, 2025, the fair value of Ether determined in accordance with the Trust’s accounting policy was $1,797.80 per Ether.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K.

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

Historically, the Trust has not met its investment objective and, prior to their uplisting to NYSE Arca on July 23, 2024, the Shares quoted on OTCQX did not reflect the value of the Ether held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times were substantial, although the Sponsor has observed that the Trust has begun to meet its investment objective more closely following the uplisting of the Shares to NYSE Arca. The Trust is not managed like a business corporation or an active investment vehicle.

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to GSIS, a Delaware limited liability company and a wholly owned direct subsidiary of GSO, whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

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

The cost basis of the Ether received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Ether at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Ether and price of Ether amounts, are in thousands)

	Three Months Ended March 31,
	2025	2024
Net realized and unrealized (loss) gain on investment in Ether	$(1,965,068)	$4,006,549
Net (decrease) increase in net assets resulting from operations	$(1,986,868)	$3,953,056
Net assets(1)	$2,223,557	$10,711,110

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Ether on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in Ether for the three months ended March 31, 2025 was ($1,965,068), which includes a realized gain of $18,140 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $504,379 on the sale of Ether to meet redemptions, and net change in unrealized appreciation on investment in Ether of ($2,487,587). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $3,340.40 per Ether as of December 31, 2024, to $1,827.33 per Ether as of March 31, 2025. Net decrease in net assets resulting from operations was ($1,986,868) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in Ether, plus the Sponsor’s Fee of $21,800. Net assets decreased to $2,223,557 at March 31, 2025, a 53% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation, the withdrawal of approximately 8,071 Ether to pay the foregoing Sponsor’s Fee, and the redemption of approximately 226,051 Ether, with a value of $605,818 from the Trust, partially offset by the contribution of approximately 33,168 Ether, with a value of $80,263 to the Trust in connection with Share creations during the period.

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

Selected Operating Data

	Three Months Ended March 31,
	2025	2024
	(All Ether balances are rounded to the nearest whole Ether)
Ether:
Opening balance	1,417,788	2,962,630
Creations	33,168	-
Redemptions	(226,051)	-
Sponsor’s Fee, related party	(8,071)	(18,359)
Closing balance	1,216,834	2,944,271
Accrued but unpaid Sponsor’s Fee, related party	-	-
Net closing balance	1,216,834	2,944,271
Number of Shares:
Opening balance	169,098,500	310,158,500
Creations	3,970,000	-
Redemptions	(27,040,000)	-
Closing balance	146,028,500	310,158,500

	As of March 31,
	2025	2024
Price of Ether on principal market(1)	$1,827.33	$3,637.95
Principal Market NAV per Share(2)	$15.23	$34.53
Index Price(3)	$1,826.41	$3,637.90
NAV per Share(3)	$15.22	$34.53
(1)
The Trust performed an assessment of the principal market at March 31, 2025 and identified the principal market as Crypto.com. The Trust performed an assessment of the principal market at March 31, 2024 and identified the principal market as Coinbase.
(2)
As of March 31, 2025, the Principal Market NAV per Share was calculated using the fair value of Ether based on the price provided by Crypto.com, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. As of March 31, 2024, the Principal Market NAV per Share was calculated using the fair value of Ether based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of March 31, 2025 were Coinbase, Kraken, Bullish and Crypto.com. On March 23, 2025, the Index Provider removed LMAX Digital from the Index due to the trading platform not meeting the Index Provider’s minimum liquidity requirement, and added Bullish to the Index, as part of its scheduled quarterly review. The Digital Asset Trading Platforms included in the Index as of March 31, 2024 were Coinbase, Kraken, LMAX Digital and Crypto.com. See “Item 1. Business—Valuation of Ether and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

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

As of March 31, 2025, the Trust had a net closing balance of 1,216,833.82486927 Ether with a value of $2,222,437,466, based on the Index Price of $1,826.41 on March 31, 2025 (non-GAAP methodology). As of March 31, 2025, the total market value of the Trust’s Ether was $2,223,556,954, based on the price of one Ether in the principal market (Crypto.com) of $1,827.33 on March 31, 2025.

As of March 31, 2024, the Trust had a net closing balance of 2,944,270.73954244 Ether with a value of $10,710,962,523, based on the Index Price of $3,637.90 on March 31, 2024 (non-GAAP methodology). As of March 31, 2024, the total market value of the Trust’s Ether was $10,711,109,737, based on the price of one Ether in the principal market (Coinbase) of $3,637.95 on March 31, 2024.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 to March 31, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from April 1, 2020 to March 31, 2025. During such period, the Index Price has ranged from $130.15 to $4,776.32, with the straight average being $2,104.66 through March 31, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms included in the Index as of March 31, 2025 individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2021	$641.22	$1,987.17	2/20/2021	$130.15	4/1/2020	$1,900.34	$1,900.34
Twelve months ended March 31, 2022	$3,120.63	$4,776.32	11/9/2021	$1,784.40	6/26/2021	$3,287.56	$3,287.56
Twelve months ended March 31, 2023	$1,655.28	$3,492.35	4/4/2022	$913.51	6/18/2022	$1,829.14	$1,829.14
Twelve months ended March 31, 2024	$2,123.36	$4,033.10	3/11/2024	$1,531.25	10/12/2023	$3,637.90	$3,566.13
Twelve months ended March 31, 2025	$2,982.79	$4,050.21	12/6/2024	$1,813.80	3/30/2025	$1,826.41	$1,826.41
April 1, 2020 to March 31, 2025	$2,104.66	$4,776.32	11/9/2021	$130.15	4/1/2020	$1,826.41	$1,826.41

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Trust’s principal market, from April 1, 2020 to March 31, 2025. During such period, the price of Ether has ranged from $130.22 to $4,776.95, with the straight average being $2,104.69 through March 31, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2021	$641.25	$1,987.10	2/20/2021	$130.22	4/1/2020	$1,899.98	$1,899.98
Twelve months ended March 31, 2022	$3,120.74	$4,776.95	11/9/2021	$1,785.68	6/26/2021	$3,284.17	$3,284.17
Twelve months ended March 31, 2023	$1,655.32	$3,493.00	4/4/2022	$913.24	6/18/2022	$1,828.98	$1,828.98
Twelve months ended March 31, 2024	$2,123.33	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$3,637.95	$3,564.53
Twelve months ended March 31, 2025	$2,982.76	$4,053.28	12/6/2024	$1,813.87	3/30/2025	$1,827.33	$1,827.33
April 1, 2020 to March 31, 2025	$2,104.69	$4,776.95	11/9/2021	$130.22	4/1/2020	$1,827.33	$1,827.33

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

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 to March 31, 2025 and the Trust’s NAV per Share from July 23, 2024 to March 31, 2025.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from June 20, 2019 to July 22, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 to March 31, 2025 divided by the Trust’s NAV per Share from July 23, 2024 to March 31, 2025.

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act (“CUTPA”), and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. On November 22, 2024, the Sponsor filed a motion for summary judgment on the grounds that CUTPA does not apply to practices undertaken in connection with the purchase and sale of securities, and the Court granted the Sponsor’s motion for summary judgment on February 7, 2025. On February 10, 2025, Osprey filed a motion for reargument, and the Court denied Osprey’s motion for reargument on March 19, 2025. On March 31, 2025, Osprey filed a Notice of Appeal of the summary judgment decision and the Court’s denial of the motion for reargument to the Connecticut Appellate Court. The Sponsor and Grayscale Bitcoin Trust believe that judgment was properly granted in their favor and intend to vigorously defend against any attempts to overturn the judgment.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Trust ETF (NYSE Arca: ETHE) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2025:

Period	(a) Total Number of Shares of ETHE Purchased	(b) Average Price Paid per Share of ETHE	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2025 - January 31, 2025	-	$-	-	$200.0
February 1, 2025- February 28, 2025	-	-	-	200.0
March 1, 2025 - March 31, 2025	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through April 28, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 2,704 Baskets (27,040,000 Shares) during the three months ended March 31, 2025:

Period	Total Number of Shares of ETHE Redeemed	Average Price Paid per Share of ETHE(1)

January 1, 2025 - January 31, 2025	10,010,000	$27.12
February 1, 2025 - February 28, 2025	8,980,000	22.45
March 1, 2025 - March 31, 2025	8,050,000	17.29
Total	27,040,000	$22.64
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
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

“Coinbase”—Coinbase, Inc.

“Coinbase Credit”—Coinbase Credit, Inc.

“Creation Basket”—Basket of Shares issued by the Trust upon deposits of the Basket Amount required for each such Creation Basket.

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

“CUTPA”—The Connecticut Unfair Trade Practices Act.

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

“Ethereum Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Ethereum Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Ethereum Network. See “Item 1. Business—Overview of the Ethereum Industry and Market” in our Annual Report.

“ETH Trust”—Grayscale Ethereum Mini Trust ETF.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“FINRA”—The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned direct subsidiary of GSO.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company, the Sponsor of the Trust from and after January 1, 2025 and a wholly owned direct subsidiary of GSO.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG.

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

“Index Price”—The U.S. dollar value of an Ether derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term Ether Index Price shall mean the Index Price as defined herein.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index.

“Initial Distribution”—The contribution by the Trust of 292,262.98913350 Ether to the ETH Trust, in exchange for 310,158,500 newly created shares of the ETH Trust, which were distributed on July 23, 2024 to the Trust’s shareholders as of the Record Date, pro rata based on a 1:1 ratio.

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

“KYC”—Know-your-customer.

“Liquidity Engager”—Until December 31, 2024, GSI, and on or after January 1, 2025, GSIS, in each case acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of Ether in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which GSIS, acting in its capacity as the Liquidity Engager, will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arms-length basis. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Agent Agreement”—An agreement entered into by the Sponsor, on behalf of the Trust, dated May 14, 2024, with Foreside Fund Services, LLC.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“Merger”—The merger of GSI with and into GSO, with GSO continuing as the surviving company.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of Ether and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term Ether Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Ether and Determination of NAV” in our Annual Report. For purposes of the Trust Agreement, the term Ether Holdings Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

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

“Reorganization”—The internal corporate reorganization of GSI consummated on January 1, 2025.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca and the OTCQX Best Market® of the OTC Markets Group Inc.

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

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. GSI. was the sponsor of the Trust before January 1, 2025, GSO is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and will be the sole remaining sponsor thereafter.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Ethereum Trust ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: May 2, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.