Form 10-Q
period 2025-06-30
Grayscale Ethereum Trust ETF
filed 2025-08-01
CIK 1725210

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-42185

Grayscale Ethereum Trust ETF

SPONSORED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

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

Number of Shares of the registrant outstanding as of July 28, 2025: 137,178,500

Grayscale® ETHEREUM Trust ETF

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Ethereum Trust ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 33.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Ethereum industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in our Annual Report and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2025	December 31, 2024
Assets:
Investment in Ether, at fair value (cost $592,757 and $608,668 as of June 30, 2025 and December 31, 2024, respectively)	$2,836,933	$4,735,980
Total assets	$2,836,933	$4,735,980
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$2,836,933	$4,735,980
Shares issued and outstanding, no par value (unlimited Shares authorized)	136,148,500	169,098,500
Principal Market NAV per Share	$20.84	$28.01

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ether and percentages)

June 30, 2025
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	1,127,453.59294447	$592,757	$2,836,933	100%
Total Investment		$592,757	$2,836,933	100%
Net assets			$2,836,933	100%

December 31, 2024
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	1,417,788.29257515	$608,668	$4,735,980	100%
Total Investment		$608,668	$4,735,980	100%
Net assets			$4,735,980	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	15,646	61,440	37,446	114,933
Net investment loss	(15,646)	(61,440)	(37,446)	(114,933)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in Ether sold to pay expenses	12,074	53,774	30,214	99,554
Net realized gain on investment in Ether sold for redemption of Shares	153,517	-	657,896	-
Net change in unrealized appreciation on investment in Ether	604,451	(687,658)	(1,883,136)	3,273,111
Net realized and unrealized gain (loss) on investment	770,042	(633,884)	(1,195,026)	3,372,665
Net increase (decrease) in net assets resulting from operations	$754,396	$(695,324)	$(1,232,472)	$3,257,732

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST ETF

STATEMENTs OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Increase (decrease) in net assets from operations:
Net investment loss	$(15,646)	$(61,440)	$(37,446)	$(114,933)
Net realized gain on investment in Ether sold to pay expenses	12,074	53,774	30,214	99,554
Net realized gain on investment in Ether sold for redemption of Shares	153,517	-	657,896	-
Net change in unrealized appreciation on investment in Ether	604,451	(687,658)	(1,883,136)	3,273,111
Net increase (decrease) in net assets resulting from operations	754,396	(695,324)	(1,232,472)	3,257,732
Increase (decrease) in net assets from capital share transactions:
Shares issued	64,761	-	145,024	-
Shares redeemed	(205,781)	-	(811,599)	-
Net decrease in net assets resulting from capital share transactions	(141,020)	-	(666,575)	-
Total increase (decrease) in net assets from operations and capital share transactions	613,376	(695,324)	(1,899,047)	3,257,732
Net assets:
Beginning of period	2,223,557	10,711,110	4,735,980	6,758,054
End of period	$2,836,933	$10,015,786	$2,836,933	$10,015,786
Change in Shares outstanding:
Shares outstanding at beginning of period	146,028,500	310,158,500	169,098,500	310,158,500
Shares issued	3,040,000	-	7,010,000	-
Shares redeemed	(12,920,000)	-	(39,960,000)	-
Net decrease in Shares	(9,880,000)	-	(32,950,000)	-
Shares outstanding at end of period	136,148,500	310,158,500	136,148,500	310,158,500

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST ETF

STATEMENT OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

Six Months Ended June 30, 2025(1)
Cash provided by operating activities
Net increase in net assets resulting from operations	$(1,232,472)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of Ether(2)	(146,084)
Proceeds from Ether sold to pay redemptions(2)	815,995
Proceeds from Ether sold to pay expenses	37,446
Net realized gain	(688,110)
Net change in unrealized appreciation on investment in Ether	1,883,136
Change in operating assets and liabilities:
Sponsor’s Fee payable	-
Net cash provided by operating activities	$669,911

Cash used in financing activities:
Proceeds from issuance of capital shares(2)	$146,084
Payments for capital shares redeemed(2)	(815,995)
Net cash used in financing activities	$(669,911)

Cash:
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

Supplemental disclosure of noncash operating activities
Transfer of Ether to pay for Sponsor’s Fee	$(37,446)
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

GRAYSCALE ETHEREUM TRUST ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Ethereum Trust ETF (the “Trust”) is a Delaware Statutory Trust that was formed on December 13, 2017 and commenced operations on December 14, 2017. In general, the Trust holds Ethereum tokens (“Ether”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) in exchange for Ether. Prior to July 23, 2024, the Trust did not operate a redemption program. On May 23, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by NYSE Arca, Inc. (“NYSE Arca”) to list the Shares of the Trust, which began trading on NYSE Arca on July 23, 2024 (the “Uplisting Date”), following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-278880). As of the date of this Quarterly Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act. On July 22, 2024, in connection with the approval of the 19b-4 Application on May 23, 2024 and the effectiveness of the registration statement on Form S-3, as amended, Grayscale Investments, LLC (“GSI”) authorized the commencement of a redemption program. Effective July 23, 2024, the Trust creates and redeems Shares at such times and for such periods as determined by the Sponsor (as defined below), but only in one or more whole “Baskets.” A Basket equals 10,000 Shares. The creation of a Basket requires the delivery to the Trust of the amount of Ether (or cash to acquire such amount of Ether) represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Trust of the amount of Ether represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

The Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of the Ether held by the Trust, less the Trust’s expenses and other liabilities.

GSI, the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), are each an indirect wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act. In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

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

Liquidity Providers facilitate the purchase and sale of Ether in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arm’s-length basis. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2025 and December 31, 2024 and results of operations for the three and six months ended June 30, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Assets
Investment in Ether	$2,836,933	$2,836,933	$-	$-
December 31, 2024
Assets
Investment in Ether	$4,735,980	$4,735,980	$-	$-

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

3. Fair Value of Ether

Ether is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2025 and December 31, 2024, the Trust held 1,127,453.59294447 and 1,417,788.29257515 Ether, respectively.

The Trust determined the fair value per Ether to be $2,516.23 and $3,340.40 on June 30, 2025 and December 31, 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com).

The following represents the changes in quantity of Ether and the respective fair value:

(Amounts in thousands, except Ether amounts)	Ether	Fair Value
Balance at January 1, 2024	2,962,629.50149940	$6,758,054
Ether contributed	4,028.41550052	14,886
Ether redeemed	(1,197,071.35114039)	(3,611,158)
Ether distributed for Initial Distribution (Return of Capital)(1)	(292,262.98913350)	(1,010,935)
Ether distributed for Sponsor’s Fee, related party	(59,535.28415088)	(182,594)
Net change in unrealized appreciation on investment in Ether	-	(1,385,995)
Net realized gain on investment in Ether sold to pay expenses	-	157,557
Net realized gain on investment in Ether sold for redemption of Shares	-	3,108,025
Net realized gain on investment in Ether sold for Return of Capital(1)	-	888,140
Balance at December 31, 2024	1,417,788.29257515	$4,735,980
Ether contributed	58,394.50354538	145,024
Ether redeemed	(333,499.26471943)	(811,599)
Ether distributed for Sponsor’s Fee, related party	(15,229.93845663)	(37,446)
Net change in unrealized appreciation on investment in Ether	-	(1,883,136)
Net realized gain on investment in Ether sold to pay expenses	-	30,214
Net realized gain on investment in Ether sold for redemption of Shares	-	657,896
Balance at June 30, 2025	1,127,453.59294447	$2,836,933
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

5. Creations and Redemptions of Shares

At June 30, 2025 and December 31, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Ether to the Trust or the distribution of Ether by the Trust. The amount of Ether required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0083 and 0.0084 of one Ether at June 30, 2025 and December 31, 2024, respectively. The decrease in the amount of Ether represented by each Share is primarily a result of the periodic withdrawal of Ether to pay the Sponsor’s Fee.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Activity in Number of Shares Issued and Redeemed:
Shares issued	3,040,000	-	7,010,000	-
Shares redeemed	(12,920,000)	-	(39,960,000)	-
Net Change in Number of Shares Issued and Redeemed	(9,880,000)	-	(32,950,000)	-

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Activity in Value of Shares Issued and Redeemed:
Shares issued	$64,761	$-	$145,024	$-
Shares redeemed	(205,781)	-	(811,599)	-
Net Change in Value of Shares Issued and Redeemed	$(141,020)	$-	$(666,575)	$-

Ether receivable represents the value of Ether covered by contractually binding orders for the creation of Shares where the Ether has not yet been transferred to the Trust’s account. Generally, ownership of the Ether is transferred within no more than two business days of the trade date.

	As of June 30,
(Amounts in thousands)	2025	2024
Ether receivable	$-	$-

Ether payable represents the value of Ether covered by contractually binding orders for the redemption of Shares where the Ether has not yet been transferred out of the Trust’s account. Generally, ownership of the Ether is transferred within no more than two business days of the trade date.

	As of June 30,
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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended June 30, 2025 and December 31, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2025 or December 31, 2024.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2025: DCG, GSO, GSIS and Grayscale Securities. As of both June 30, 2025 and December 31, 2024, 5,858 Shares of the Trust were held by related parties of the Trust.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, daily in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2025 and December 31, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2025 and 2024.

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

For the three months ended June 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $15,645,053 and $61,439,251, respectively. For the six months ended June 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $37,444,656 and $114,932,657, respectively. As of June 30, 2025 and December 31, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2025 and 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2025, DCG had not purchased any Shares of the Trust under this authorization.

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

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of the Trust) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

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

To the extent a private key, held by the Custodian, required to access an address on the Ethereum Network holding Ether is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the Ether controlled by the private key and the private key will not be capable of being restored by the Ethereum Network. The processes by which Ether transactions are settled are dependent on the Ethereum peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of Ether.

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

9. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$15.23	$34.53	$28.01	$21.79
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.11)	(0.20)	(0.25)	(0.37)
Net realized and unrealized gain (loss)	5.72	(2.04)	(6.92)	10.87
Net increase (decrease) in net assets resulting from operations	5.61	(2.24)	(7.17)	10.50
Principal Market NAV, end of period	$20.84	$32.29	$20.84	$32.29
Total return	36.84%	-6.49%	-25.60%	48.19%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

11. Subsequent Events

As of the close of business on July 28, 2025, the fair value of Ether determined in accordance with the Trust’s accounting policy was $3,798.40 per Ether.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report.

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

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization has not had any material impact on the operations of the Trust.

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

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS became the sole remaining Sponsor of the Trust.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Ether and price of Ether amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized and unrealized gain (loss) on investment in Ether	$770,042	$(633,884)	$(1,195,026)	$3,372,665
Net increase (decrease) in net assets resulting from operations	$754,396	$(695,324)	$(1,232,472)	$3,257,732
Net assets(1)	$2,836,933	$10,015,786	$2,836,933	$10,015,786

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Ether on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in Ether for the three months ended June 30, 2025 was $770,042, which includes a realized gain of $12,074 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $153,517 on the sale of Ether to meet redemptions, and net change in unrealized appreciation on investment in Ether of $604,451. Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $1,827.33 per Ether as of March 31, 2025, to $2,516.23 per Ether as of June 30, 2025. Net increase in net assets resulting from operations was $754,396 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $15,646. Net assets increased to $2,836,933 at June 30, 2025, a 28% increase for the three-month period. The increase in net assets resulted from the aforementioned Ether price appreciation and the contribution of approximately 25,227 Ether with a value of $64,761 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 7,159 Ether to pay the foregoing Sponsor’s Fee and the redemption of approximately 107,448 Ether with a value of $205,781 from the Trust.

Net realized and unrealized loss on investment in Ether for the three months ended June 30, 2024 was ($633,884), which includes a realized gain of $53,774 on the transfer of Ether to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in Ether of ($687,658). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $3,637.95 per Ether as of March 31, 2024, to $3,423.00 per Ether as of June 30, 2024. Net decrease in net assets resulting from operations was ($695,324) for the three months ended June 30, 2024, which consisted of the net realized and unrealized loss on investment in Ether, plus the Sponsor’s Fee of $61,440. Net assets decreased to $10,015,786 at June 30, 2024, a 6% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation and the withdrawal of approximately 18,245 Ether to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in Ether for the six months ended June 30, 2025 was ($1,195,026), which includes a realized gain of $30,214 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $657,896 on the sale of Ether to meet redemptions, and net change in unrealized appreciation on investment in Ether of ($1,883,136). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $3,340.40 per Ether as of December 31, 2024, to $2,516.23 per Ether as of June 30, 2025. Net decrease in net assets resulting from operations was ($1,232,472) for the six months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in Ether, plus the Sponsor’s Fee of $37,446. Net assets decreased to $2,836,933 at June 30, 2025, a 40% decrease for the six-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation, the withdrawal of approximately 15,230 Ether to pay the foregoing Sponsor’s Fee, and the redemption of approximately 333,499 Ether with a value of $811,599 from the Trust, partially offset by the contribution of approximately 58,395 Ether with a value of $145,024 to the Trust in connection with Share creations during the period.

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

Selected Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(All Ether balances are rounded to the nearest whole Ether)
Ether:
Opening balance	1,216,834	2,944,271	1,417,788	2,962,630
Creations	25,227	-	58,395	-
Redemptions	(107,448)	-	(333,499)	-
Sponsor’s Fee, related party	(7,159)	(18,245)	(15,230)	(36,604)
Closing balance	1,127,454	2,926,026	1,127,454	2,926,026
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	1,127,454	2,926,026	1,127,454	2,926,026
Number of Shares:
Opening balance	146,028,500	310,158,500	169,098,500	310,158,500
Creations	3,040,000	-	7,010,000	-
Redemptions	(12,920,000)	-	(39,960,000)	-
Closing balance	136,148,500	310,158,500	136,148,500	310,158,500

	As of June 30,
	2025	2024
Price of Ether on principal market(1)	$2,516.23	$3,423.00
Principal Market NAV per Share(2)	$20.84	$32.29
Index Price(3)	$2,518.06	$3,423.17
NAV per Share(3)	$20.85	$32.29
(1)
The Trust performed an assessment of the principal market at June 30, 2025 and identified the principal market as Crypto.com. The Trust performed an assessment of the principal market at June 30, 2024 and identified the principal market as Coinbase.
(2)
As of June 30, 2025, the Principal Market NAV per Share was calculated using the fair value of Ether based on the price provided by Crypto.com, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. As of June 30, 2024, the Principal Market NAV per Share was calculated using the fair value of Ether based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price. On June 22, 2025, the Index Provider added LMAX Digital to the Index due to the trading platform meeting the Index Provider’s minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2025 were Coinbase, Kraken, Bullish, Crypto.com, and LMAX Digital. The Digital Asset Trading Platforms included in the Index as of June 30, 2024 were Coinbase, Kraken, LMAX Digital and Crypto.com. See “Item 1. Business—Valuation of Ether and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

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

As of June 30, 2025, the Trust had a net closing balance of 1,127,453.59294447 Ether with a value of $2,838,995,794 based on the Index Price of $2,518.06 on June 30, 2025 (non-GAAP methodology). As of June 30, 2025, the total market value of the Trust’s Ether was $2,836,932,554 based on the price of one Ether in the principal market (Crypto.com) of $2,516.23 on June 30, 2025.

As of June 30, 2024, the Trust had a net closing balance of 2,926,025.74278639 Ether with a value of $10,016,283,542, based on the Index Price of $3,423.17 on June 30, 2024 (non-GAAP methodology). As of June 30, 2024, the total market value of the Trust’s Ether was $10,015,786,118, based on the price of one Ether in the principal market (Coinbase) of $3,423.00 on June 30, 2024.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 to June 30, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from July 1, 2020 to June 30, 2025. During such period, the Index Price has ranged from $225.27 to $4,776.32, with the straight average being $2,203.72 through June 30, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of June 30, 2025, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2021	$1,236.03	$4,090.65	5/12/2021	$225.27	7/5/2020	$2,243.96	$2,243.96
Twelve months ended June 30, 2022	$3,028.51	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,018.72	$1,018.72
Twelve months ended June 30, 2023	$1,565.15	$2,116.13	4/16/2023	$1,041.28	7/12/2022	$1,927.13	$1,927.13
Twelve months ended June 30, 2024	$2,498.38	$4,033.10	3/11/2024	$1,531.25	10/12/2023	$3,423.17	$3,371.40
Twelve months ended June 30, 2025	$2,689.70	$4,050.21	12/6/2024	$1,465.07	4/8/2025	$2,518.06	$2,518.06
July 1, 2020 to June 30, 2025	$2,203.72	$4,776.32	11/9/2021	$225.27	7/5/2020	$2,518.06	$2,518.06

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Trust’s principal market, from July 1, 2020 to June 30, 2025. During such period, the price of Ether has ranged from $225.27 to $4,776.95, with the straight average being $2,203.74 through June 30, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2021	$1,236.12	$4,089.92	5/12/2021	$225.27	7/5/2020	$2,243.98	$2,243.98
Twelve months ended June 30, 2022	$3,028.54	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,019.72	$1,019.72
Twelve months ended June 30, 2023	$1,565.23	$2,116.20	4/16/2023	$1,040.35	7/12/2022	$1,925.83	$1,925.83
Twelve months ended June 30, 2024	$2,498.36	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$3,423.00	$3,371.60
Twelve months ended June 30, 2025	$2,689.64	$4,053.28	12/6/2024	$1,465.40	4/8/2025	$2,516.23	$2,516.23
July 1, 2020 to June 30, 2025	$2,203.74	$4,776.95	11/9/2021	$225.27	7/5/2020	$2,516.23	$2,516.23

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

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 to June 30, 2025 and the Trust’s NAV per Share from July 23, 2024 to June 30, 2025.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from June 20, 2019 to July 22, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 to June 30, 2025 divided by the Trust’s NAV per Share from July 23, 2024 to June 30, 2025.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

The Sponsor or former Co-Sponsor of the Trust until May 3, 2025, as applicable, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust ETF violated the Connecticut Unfair Trade Practices Act (“CUTPA”), and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. On November 22, 2024, the Sponsor filed a motion for summary judgment on the grounds that CUTPA does not apply to practices undertaken in connection with the purchase and sale of securities, and the Court granted the Sponsor’s motion for summary judgment on February 7, 2025. On February 10, 2025, Osprey filed a motion for reargument, and the Court denied Osprey’s motion for reargument on March 19, 2025. On March 31, 2025, Osprey filed a notice of appeal of the summary judgment decision and the Court’s denial of the motion for reargument to the Connecticut Appellate Court. On May 12, 2025, Osprey withdrew the action and the appeal.

On May 19, 2025, Genesis Global Capital, LLC (“Genesis Capital”) and Genesis Asia Pacific Pte. Ltd. (“Genesis Asia”) filed a complaint in the United States Bankruptcy Court for the Southern District of New York (“SDNY Bankruptcy Court”) against Digital Currency Group, Inc. (“DCG”) and certain of its affiliates including GSO alleging that Genesis Capital made certain preferential transfers to GSI, the predecessor in interest to GSO prior to the Merger, during the preference period prior to Genesis Capital’s filing of a bankruptcy petition in SDNY Bankruptcy Court while GSI was allegedly an insider to Genesis Capital pursuant to 11 U.S.C. § 101(31). Genesis Capital seeks to avoid the alleged preferential transfers pursuant to 11 U.S.C. § 547(b), as well as recovery of property and disallowance of claims. GSO believes this lawsuit is without merit and intends to vigorously defend against it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Trust ETF (NYSE Arca: ETHE) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2025:

Period	(a) Total Number of Shares of ETHE Purchased	(b) Average Price Paid per Share of ETHE	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2025 - April 30, 2025	-	$-	-	$200.0
May 1, 2025 - May 31, 2025	-	-	-	200.0
June 1, 2025 - June 30, 2025	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through July 28, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 1,292 Baskets (12,920,000 Shares) during the three months ended June 30, 2025:

Period	Total Number of Shares of ETHE Redeemed	Average Price Paid per Share of ETHE(1)

April 1, 2025 - April 30, 2025	8,400,000	$13.97
May 1, 2025 - May 31, 2025	2,730,000	18.29
June 1, 2025 - June 30, 2025	1,790,000	20.37
Total	12,920,000	$15.77
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
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Grayscale Operating, LLC.

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

“Investment Company Act”—Investment Company Act of 1940, as amended.

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

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of Ether in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which GSIS, acting in its capacity as the Liquidity Engager, will engage in Ether transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arm’s-length basis. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

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

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of Ether and Determination of NAV” in our Annual Report. For purposes of the Trust Agreement, the term Ether Holdings Fee Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

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

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. GSO was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter.

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

Date: August 1, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.