Form 10-Q
period 2025-09-30
Grayscale Ethereum Trust ETF
filed 2025-11-05
CIK 1725210

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of Shares of the registrant outstanding as of October 31, 2025: 124,148,500

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2025	December 31, 2024
Assets:
Investment in Ether, at fair value (cost $866,418 and $608,668 as of September 30, 2025 and December 31, 2024, respectively)	$4,425,198	$4,735,980
Total assets	$4,425,198	$4,735,980
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$4,425,198	$4,735,980
Shares issued and outstanding, no par value (unlimited Shares authorized)	129,218,500	169,098,500
Principal Market NAV per Share	$34.25	$28.01

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ether and percentages)

September 30, 2025
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	1,063,337.97367740	$866,418	$4,425,198	100%
Total Investment		$866,418	$4,425,198	100%
Net assets			$4,425,198	100%

December 31, 2024
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	1,417,788.29257515	$608,668	$4,735,980	100%
Total Investment		$608,668	$4,735,980	100%
Net assets			$4,735,980	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	27,198	38,003	64,644	152,936
Net investment loss	(27,198)	(38,003)	(64,644)	(152,936)
Net realized and unrealized gain (loss) from:
Net realized gain on investment in Ether sold to pay expenses	22,479	32,416	52,693	131,970
Net realized gain on investment in Ether sold for redemption of Shares	530,177	2,459,785	1,188,073	2,459,785
Net realized gain on investment in Ether sold for Initial Distribution (Return of Capital)(1)	-	888,140	-	888,140
Net change in unrealized appreciation on investment in Ether	1,314,604	(5,157,790)	(568,532)	(1,884,679)
Net realized and unrealized gain (loss) on investment	1,867,260	(1,777,449)	672,234	1,595,216
Net increase (decrease) in net assets resulting from operations	$1,840,062	$(1,815,452)	$607,590	$1,442,280
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust ETF, completed on July 23, 2024, as discussed in Note 4.

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST ETF

STATEMENTs OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (decrease) in net assets from operations:
Net investment loss	$(27,198)	$(38,003)	$(64,644)	$(152,936)
Net realized gain on investment in Ether sold to pay expenses	22,479	32,416	52,693	131,970
Net realized gain on investment in Ether sold for redemption of Shares	530,177	2,459,785	1,188,073	2,459,785
Net realized gain on investment in Ether sold for Initial Distribution (Return of Capital)(1)	-	888,140	-	888,140
Net change in unrealized appreciation on investment in Ether	1,314,604	(5,157,790)	(568,532)	(1,884,679)
Net increase (decrease) in net assets resulting from operations	1,840,062	(1,815,452)	607,590	1,442,280
Increase (decrease) in net assets from capital share transactions:
Shares issued	381,050	-	526,074	-
Shares redeemed	(632,847)	(2,859,603)	(1,444,446)	(2,859,603)
Return of Capital(1)	-	(1,010,935)	-	(1,010,935)
Net decrease in net assets resulting from capital share transactions	(251,797)	(3,870,538)	(918,372)	(3,870,538)
Total increase (decrease) in net assets from operations and capital share transactions	1,588,265	(5,685,990)	(310,782)	(2,428,258)
Net assets:
Beginning of period	2,836,933	10,015,786	4,735,980	6,758,054
End of period	$4,425,198	$4,329,796	$4,425,198	$4,329,796
Change in Shares outstanding:
Shares outstanding at beginning of period	136,148,500	310,158,500	169,098,500	310,158,500
Shares issued	11,700,000	-	18,710,000	-
Shares redeemed	(18,630,000)	(112,360,000)	(58,590,000)	(112,360,000)
Net decrease in Shares	(6,930,000)	(112,360,000)	(39,880,000)	(112,360,000)
Shares outstanding at end of period	129,218,500	197,798,500	129,218,500	197,798,500
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust ETF, completed on July 23, 2024, as discussed in Note 4.

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM TRUST ETF

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash provided by operating activities
Net increase in net assets resulting from operations	$607,590	$1,442,280
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of Ether(1)	$(523,178)	$-
Proceeds from Ether sold to pay redemptions(1)	1,439,769	2,859,603
Proceeds from Ether sold to pay expenses	64,644	152,936
Net realized gain	(1,240,766)	(3,479,895)
Net change in unrealized appreciation on investment in Ether	568,532	1,884,679
Change in operating assets and liabilities:
Sponsor’s Fee payable	-	-
Net cash provided by operating activities	$916,591	$2,859,603

Cash used in financing activities
Proceeds from issuance of capital shares(1)	$523,178	$-
Payments for capital shares redeemed(1)	(1,439,769)	(2,859,603)
Net cash used in financing activities	$(916,591)	$(2,859,603)

Cash
Net increase (decrease) in cash	$-	$-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of noncash operating activities
Transfer of Ether to pay for Sponsor’s Fee	$64,644	$152,936
Supplemental disclosure of noncash financing activities
Transfer of Ether used for Initial Distribution (Return of Capital)(2)	$-	$1,010,935
(1)
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

GSI was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”, or the “Sponsor”), was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act. In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Mini Trust ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale CoinDesk Crypto 5 ETF and, as of October 29, 2025, Grayscale Solana Trust ETF.

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

Effective July 23, 2024, the Trust, the Sponsor and Coinbase, Inc., the prime broker of the Trust (“Coinbase” or the “Prime Broker”), on behalf of itself and as agent for Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Custodian”) and Coinbase Credit, Inc. (“Coinbase Credit” and, collectively with Coinbase and Coinbase Custody, the “Coinbase Entities”), entered into the Coinbase Prime Broker Agreement governing the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker. The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Ether which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the Ether held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults. Additionally, on August 8, 2025, the Sponsor and Anchorage Digital Bank N.A. (“Anchorage Digital”), a national trust bank chartered by the Office of the Comptroller of the Currency, entered into a custodial services agreement (the “Anchorage Digital Custodian Agreement”). Pursuant to the Anchorage Digital Custodian Agreement, Anchorage Digital will provide services related to custody and safekeeping of the Trust’s Ether holdings.

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

On May 23, 2019, the Trust received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. Until July 22, 2024, the Trust’s trading symbol on OTCQX was “ETHE.” On May 23, 2024, the SEC approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca to list the Shares of the Trust. Shares of the Trust began trading on NYSE Arca on July 23, 2024, following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-278880). On September 17, 2025, the SEC approved a proposed rule change for new Rule 8.201-E (Generic) pursuant to Rule 19b-4 under the Exchange Act to amend NYSE Arca’s listing rules to permit the listing and trading of shares of certain commodity-based exchange-traded products that satisfy certain generic requirements (the “Generic Listing Standards”). On September 29, 2025, the Sponsor’s application to list and trade the Trust’s Shares on NYSE Arca under the Generic Listing Standards was approved. The Trust’s trading symbol on NYSE Arca is “ETHE” and the CUSIP number for its Shares is 389638107.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2025 and December 31, 2024 and results of operations for the three and nine months ended September 30, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Assets
Investment in Ether	$4,425,198	$4,425,198	$-	$-
December 31, 2024
Assets
Investment in Ether	$4,735,980	$4,735,980	$-	$-

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

3. Fair Value of Ether

Ether is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2025 and December 31, 2024, the Trust held 1,063,337.97367740 and 1,417,788.29257515 Ether, respectively.

The Trust determined the fair value per Ether to be $4,161.61 and $3,340.40 on September 30, 2025 and December 31, 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com).

The following represents the changes in quantity of Ether and the respective fair value:

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at December 31, 2023	2,962,629.50149940	$6,758,054
Ether contributed	4,028.41550052	14,886
Ether redeemed	(1,197,071.35114039)	(3,611,158)
Ether distributed for Initial Distribution (Return of Capital)(1)	(292,262.98913350)	(1,010,935)
Ether distributed for Sponsor’s Fee, related party	(59,535.28415088)	(182,594)
Net change in unrealized appreciation on investment in Ether	-	(1,385,995)
Net realized gain on investment in Ether sold to pay expenses	-	157,557
Net realized gain on investment in Ether sold for redemption of Shares	-	3,108,025
Net realized gain on investment in Ether sold for Return of Capital(1)	-	888,140
Balance at December 31, 2024	1,417,788.29257515	$4,735,980
Ether contributed	154,989.92138437	526,074
Ether redeemed	(487,259.67986493)	(1,444,446)
Ether distributed for Sponsor’s Fee, related party	(22,180.56041719)	(64,644)
Net change in unrealized appreciation on investment in Ether	-	(568,532)
Net realized gain on investment in Ether sold to pay expenses	-	52,693
Net realized gain on investment in Ether sold for redemption of Shares	-	1,188,073
Balance at September 30, 2025	1,063,337.97367740	$4,425,198
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

5. Creations and Redemptions of Shares

At September 30, 2025 and December 31, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of Ether to the Trust or the distribution of Ether by the Trust. The amount of Ether required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0082 and 0.0084 of one Ether at September 30, 2025 and December 31, 2024, respectively. The decrease in the amount of Ether represented by each Share is primarily a result of the periodic withdrawal of Ether to pay the Sponsor’s Fee.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Activity in Number of Shares Issued and Redeemed:
Shares issued	11,700,000	-	18,710,000	-
Shares redeemed	(18,630,000)	(112,360,000)	(58,590,000)	(112,360,000)
Net Change in Number of Shares Issued and Redeemed	(6,930,000)	(112,360,000)	(39,880,000)	(112,360,000)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Activity in Value of Shares Issued and Redeemed:
Shares issued	$381,050	$-	$526,074	$-
Shares redeemed	(632,847)	(2,859,603)	(1,444,446)	(2,859,603)
Return of Capital(1)	-	(1,010,935)	-	(1,010,935)
Net Change in Value of Shares Issued and Redeemed	$(251,797)	$(3,870,538)	$(918,372)	$(3,870,538)
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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended September 30, 2025 and December 31, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2025 or December 31, 2024.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2025: DCG, GSO, GSIS and Grayscale Securities. As of both September 30, 2025 and December 31, 2024, 5,858 Shares of the Trust were held by related parties of the Trust.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, daily in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2025 and December 31, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2025 and 2024.

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

For the three months ended September 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $27,199,344 and $38,003,478, respectively. For the nine months ended September 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $64,644,000 and $152,936,135, respectively. As of September 30, 2025 and December 31, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2025 and 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Classic Trust (ETC)

(OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 30, 2025, DCG had not purchased any Shares of the Trust under this authorization.

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

9. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$20.84	$32.29	$28.01	$21.79
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.20)	(0.16)	(0.45)	(0.53)
Net realized and unrealized gain (loss)(1)	13.61	(10.24)	6.69	0.63
Net increase (decrease) in net assets resulting from operations	13.41	(10.40)	6.24	0.10
Principal Market NAV, end of period	$34.25	$21.89	$34.25	$21.89
Total return(1)	64.35%	-24.68%	22.28%	11.62%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%
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

11. Subsequent Events

On October 6, 2025, the Trust began staking its Ether pursuant to staking arrangements with the Custodian and certain third party staking providers, as described in the Trust’s Current Report on Form 8-K filed October 6, 2025.

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, a Delaware limited liability company which is the sole member of the Sponsor, consummated an internal corporate reorganization (the “Management Reorganization”). Pursuant to the Management Reorganization, GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

Also in connection with the Management Reorganization, on October 22, 2025, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. Prior to the Management Reorganization, GSOIH’s board of directors was responsible for managing and directing the affairs of the Sponsor. As a result of the Management Reorganization, the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee, the same members as the board of directors of GSOIH prior to the Management Reorganization. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers of the Sponsor under the limited liability company agreement of the Sponsor. Mr. Silbert is the Chairperson of the Board of Grayscale Investments.

DCG Holdco, Grayscale Investments, GSOIH, GSO and the Sponsor are all consolidated subsidiaries of Digital Currency Group, Inc.

The Sponsor does not expect the Management Reorganization to have any material impact on the operations of the Trust.

As of the close of business on October 31, 2025, the fair value of Ether determined in accordance with the Trust’s accounting policy was $3,884.40 per Ether.

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

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a consolidated subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization has not had any material impact on the operations of the Trust.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, Ether and price of Ether amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized and unrealized gain (loss) on investment in Ether(1)	$1,867,260	$(1,777,449)	$672,234	$1,595,216
Net increase (decrease) in net assets resulting from operations	$1,840,062	$(1,815,452)	$607,590	$1,442,280
Net assets(2)	$4,425,198	$4,329,796	$4,425,198	$4,329,796

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

Net realized and unrealized gain on investment in Ether for the three months ended September 30, 2025 was $1,867,260, which includes a realized gain of $22,479 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $530,177 on the sale of Ether to meet redemptions, and net change in unrealized appreciation on investment in Ether of $1,314,604. Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $2,516.23 per Ether as of June 30, 2025, to $4,161.61 per Ether as of September 30, 2025. Net increase in net assets resulting from operations was $1,840,062 for the three months ended September 30, 2025, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $27,198. Net assets increased to $4,425,198 at September 30, 2025, a 56% increase for the three-month period. The increase in net assets resulted from the aforementioned Ether price appreciation and the contribution of approximately 96,595 Ether with a value of $381,050 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 6,951 Ether to pay the foregoing Sponsor’s Fee and the redemption of approximately 153,760 Ether with a value of $632,847 from the Trust.

Net realized and unrealized loss on investment in Ether for the three months ended September 30, 2024 was ($1,777,449), which includes a realized gain of $32,416 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $2,459,785 on the sale of Ether to meet redemptions, a realized gain of $888,140 on the sale of Ether related to the Initial Distribution to Grayscale Ethereum Mini Trust ETF, and net change in unrealized appreciation on investment in Ether of ($5,157,790). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $3,423.00 per Ether as of June 30, 2024, to $2,594.43 per Ether as of September 30, 2024. Net decrease in net assets resulting from operations was ($1,815,452) for the three months ended September 30, 2024, which consisted of the net realized and unrealized loss on investment in Ether, plus the Sponsor’s Fee of $38,003. Net assets decreased to $4,329,796 at September 30, 2024, a 57% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation, the withdrawal of approximately 13,267 Ether to pay the foregoing Sponsor’s Fee, the redemption of approximately 951,615 Ether, with a value of $2,859,603 from the Trust, and the Initial Distribution of approximately 292,263 Ether, with a value of $1,010,935 from the Trust, to Grayscale Ethereum Mini Trust ETF.

Net realized and unrealized gain on investment in Ether for the nine months ended September 30, 2025 was $672,234, which includes a realized gain of $52,693 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $1,188,073 on the sale of Ether to meet redemptions, and net change in unrealized appreciation on investment in Ether of ($568,532). Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $3,340.40 per Ether as of December 31, 2024, to $4,161.61 per Ether as of September 30, 2025. Net decrease in net assets resulting from operations was $607,590 for the nine months ended September 30, 2025, which consisted of the net realized and unrealized loss on investment in Ether, plus the Sponsor’s Fee of $64,644. Net assets decreased to $4,425,198 at September 30, 2025, a 7% decrease for the nine-month period. The decrease in net assets resulted from the withdrawal of approximately 22,181 Ether to pay the foregoing Sponsor’s Fee and the redemption of approximately 487,259 Ether with a value of $1,444,446 from the Trust, partially offset by the aforementioned Ether price appreciation and the contribution of approximately 154,990 Ether with a value of $526,074 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in Ether for the nine months ended September 30, 2024 was $1,595,216, which includes a realized gain of $131,970 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $2,459,785 on the sale of Ether to meet redemptions, a realized gain of $888,140 on the sale of Ether related to the Initial Distribution to Grayscale Ethereum Mini Trust ETF, and net change in unrealized appreciation on investment in Ether of ($1,884,679). Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $2,281.10 per Ether as of December 31, 2023, to $2,594.43 per Ether as of September 30, 2024. Net increase in net assets resulting from operations was $1,442,280 for the nine months ended September 30, 2024, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $152,936. Net assets decreased to $4,329,796 at September 30, 2024, a 36% decrease for the nine-month period. The decrease in net assets resulted from the withdrawal of approximately 49,871 Ether to pay the foregoing Sponsor’s Fee, the redemption of approximately 951,615 Ether, with a value of $2,859,603 from the Trust, and the Initial Distribution of approximately 292,263 Ether, with a value of $1,010,935 from the Trust, to Grayscale Ethereum Mini Trust ETF, partially offset by the aforementioned Ether price appreciation.

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

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(All Ether balances are rounded to the nearest whole Ether)
Ether:
Opening balance	1,127,454	2,926,026	1,417,788	2,962,630
Creations	96,595	-	154,990	-
Redemptions	(153,760)	(951,615)	(487,259)	(951,615)
Initial Distribution (Return of Capital)(1)	-	(292,263)	-	(292,263)
Sponsor’s Fee, related party	(6,951)	(13,267)	(22,181)	(49,871)
Closing balance	1,063,338	1,668,881	1,063,338	1,668,881
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	1,063,338	1,668,881	1,063,338	1,668,881
Number of Shares:
Opening balance	136,148,500	310,158,500	169,098,500	310,158,500
Creations	11,700,000	-	18,710,000	-
Redemptions	(18,630,000)	(112,360,000)	(58,590,000)	(112,360,000)
Closing balance	129,218,500	197,798,500	129,218,500	197,798,500

	As of September 30,
	2025	2024
Price of Ether on principal market(2)	$4,161.61	$2,594.43
Principal Market NAV per Share(3)	$34.25	$21.89
Index Price(4)	$4,161.97	$2,592.73
NAV per Share(4)	$34.25	$21.88
(1)
Represents the impact of the Initial Distribution of 292,262.98913350 Ether, with a value of approximately $1,010.9 million to Grayscale Ethereum Mini Trust ETF, completed on July 23, 2024, as discussed in Note 4 of the notes to the unaudited financial statements.
(2)
The Trust performed an assessment of the principal market at September 30, 2025 and identified the principal market as Crypto.com. The Trust performed an assessment of the principal market at September 30, 2024 and identified the principal market as Coinbase.
(3)
As of September 30, 2025, the Principal Market NAV per Share was calculated using the fair value of Ether based on the price provided by Crypto.com, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. As of September 30, 2024, the Principal Market NAV per Share was calculated using the fair value of Ether based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 23, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(4)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 23, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price. On September 21, 2025, the Index Provider added Gemini to the Index due to the trading platform meeting the Index Provider’s minimum liquidity requirement, and removed Bullish due to the trading platform failing to meet the Index Provider’s minimum liquidity requirement, as part of its scheduled quarterly review. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of September 30, 2025, were Coinbase, Kraken, Crypto.com, LMAX Digital, and Gemini. The Digital Asset Trading Platforms included in the Index as of September 30, 2024, were Coinbase, Kraken, LMAX Digital and Crypto.com. See “Item 1. Business—Valuation of Ether and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

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

As of September 30, 2025, the Trust had a net closing balance of 1,063,337.97367740 Ether with a value of $4,425,580,746 based on the Index Price of $4,161.97 on September 30, 2025 (non-GAAP methodology). As of September 30, 2025, the total market value of the Trust’s Ether was $4,425,197,945 based on the price of one Ether in the principal market (Crypto.com) of $4,161.61 on September 30, 2025.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 to September 30, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from October 1, 2020 to September 30, 2025. During such period, the Index Price has ranged from $340.74 to $4,832.59, with the straight average being $2,384.28 through September 30, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of September 30, 2025, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2021	$1,867.35	$4,090.65	5/12/2021	$340.74	10/6/2020	$2,994.79	$2,994.79
Twelve months ended September 30, 2022	$2,692.72	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,338.76	$1,338.76
Twelve months ended September 30, 2023	$1,626.72	$2,116.13	4/16/2023	$1,103.84	11/21/2022	$1,679.54	$1,665.10
Twelve months ended September 30, 2024	$2,759.53	$4,033.10	3/11/2024	$1,531.25	10/12/2023	$2,592.73	$2,592.73
Twelve months ended September 30, 2025	$2,974.04	$4,832.59	8/22/2025	$1,465.07	4/8/2025	$4,161.97	$4,161.97
October 1, 2020 to September 30, 2025	$2,384.28	$4,832.59	8/22/2025	$340.74	10/6/2020	$4,161.97	$4,161.97

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Trust’s principal market, from October 1, 2020 to September 30, 2025. During such period, the price of Ether has ranged from $340.17 to $4,833.89, with the straight average being $2,384.31 through September 30, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2021	$1,867.44	$4,089.92	5/12/2021	$340.17	10/6/2020	$2,992.38	$2,992.38
Twelve months ended September 30, 2022	$2,692.75	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,337.53	$1,337.53
Twelve months ended September 30, 2023	$1,626.78	$2,116.20	4/16/2023	$1,103.92	11/21/2022	$1,679.48	$1,665.09
Twelve months ended September 30, 2024	$2,759.50	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$2,594.43	$2,594.43
Twelve months ended September 30, 2025	$2,974.06	$4,833.89	8/22/2025	$1,465.40	4/8/2025	$4,161.61	$4,161.61
October 1, 2020 to September 30, 2025	$2,384.31	$4,833.89	8/22/2025	$340.17	10/6/2020	$4,161.61	$4,161.61

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

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 to September 30, 2025 and the Trust’s NAV per Share from July 23, 2024 to September 30, 2025.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from June 20, 2019 to July 22, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca from July 23, 2024 to September 30, 2025 divided by the Trust’s NAV per Share from July 23, 2024 to September 30, 2025.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

Grayscale Operating, LLC, the former Co-Sponsor of the Trust until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

There have been no material changes to the Legal Proceedings last reported under “Part II, Item 1. Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as amended and supplemented from time to time.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report, as amended and supplemented by our Current Reports on Form 8-K, dated October 6, 2025 and September 26, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Trust ETF (NYSE Arca: ETHE) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2025:

Period	(a) Total Number of Shares of ETHE Purchased	(b) Average Price Paid per Share of ETHE	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
July 1, 2025 - July 31, 2025	-	$-	-	$200.0
August 1, 2025 - August 31, 2025	-	-	-	200.0
September 1, 2025 - September 30, 2025	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through October 31, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 1,863 Baskets (18,630,000 Shares) during the three months ended September 30, 2025:

Period	Total Number of Shares of ETHE Redeemed	Average Price Paid per Share of ETHE(1)

July 1, 2025 - July 31, 2025	3,260,000	$29.63
August 1, 2025 - August 31, 2025	10,350,000	34.06
September 1, 2025 - September 30, 2025	5,020,000	34.79
Total	18,630,000	$33.48
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
10.1

Third Amended and Restated Declaration of Trust and Trust Agreement of Grayscale Ethereum Trust ETF, between the Sponsor and CSC Delaware Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on September 26, 2025)

10.2

Master Custody Service Agreement, dated August 8, 2025, between the Trust and Anchorage Digital Bank N.A. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on August 8, 2025)

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

“Board”—Board of directors of Grayscale Investments, Inc., which, as of October 22, 2025, and pursuant to the Management Reorganization, manages and directs the affairs of the Sponsor.

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

“DCG Holdco”—DCG Grayscale Holdco, LLC.

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

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned direct subsidiary of GSO.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of DCG.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation and a consolidated subsidiary of DCG.

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

“Management Reorganization”—An internal corporate reorganization consummated on October 22, 2025. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor, and the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor.

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

“Prime Broker”—Coinbase, Inc.

“Prime Broker Agreement”—The Prime Broker Agreement, dated as of October 3, 2025, by and among the Trust, the Sponsor and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit, that governs the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker.

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

“Trust Agreement”—The Third Amended and Restated Declaration of Trust and Trust Agreement, dated as of September 25, 2025, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended from time to time.

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

Date: November 5, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.