Form 10-Q
period 2026-03-31
Grayscale Ethereum Staking ETF
filed 2026-05-08
CIK 1725210

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of Shares of the registrant outstanding as of May 4, 2026: 100,508,500

Grayscale® ETHEREUM STAKING ETF

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Ethereum Staking ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2026 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 30.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM Staking ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2026	December 31, 2025
Assets:
Investment in Ether, at fair value (cost $981,814 and $899,990 as of March 31, 2026 and December 31, 2025, respectively)	$1,784,971	$2,705,443
Total assets	$1,784,971	$2,705,443
Liabilities:
Sponsor’s Staking Fee payable, related party	$20	$2,328
Sponsor’s Fee payable, related party	-	-
Total liabilities	20	2,328
Net assets	$1,784,951	$2,703,115
Shares issued and outstanding, no par value (unlimited Shares authorized)	104,698,500	110,878,500
Principal Market NAV per Share	$17.05	$24.38

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM Staking ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ether and percentages)

March 31, 2026
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	851,925.28958382	$981,814	$1,784,971	100%
Total Investment		$981,814	$1,784,971	100%
Liabilities in Excess of Other Assets			$(20)	0%
Net assets			$1,784,951	100%

December 31, 2025
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	910,328.89953386	$899,990	$2,705,443	100%
Total Investment		$899,990	$2,705,443	100%
Liabilities in Excess of Other Assets			$(2,328)	0%
Net assets			$2,703,115	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM Staking ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Investment income:
Staking Reward Income	$10,522	$-
Investment income	-	-
Total Investment income	$10,522	$-
Expenses:
Sponsor’s Fee, related party	12,977	21,800
Sponsor’s Staking Fee, related party	2,170	-
Net expenses	15,147	21,800
Net investment loss	(4,625)	(21,800)
Net realized and unrealized loss from:
Net realized gain on investment in Ether sold to pay expenses	6,960	18,140
Net realized gain on investment in Ether sold for redemption of shares	212,803	504,379
Net realized gain on investment in Ether sold for Income Distribution	8,853	-
Net realized gain on investment in Ether sold to pay Sponsor’s Staking Fee	2,855	-
Net change in unrealized appreciation/depreciation on investment in Ether	(1,002,296)	(2,487,587)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in Ether	(181)	-
Net realized and unrealized loss on investment	(771,006)	(1,965,068)
Net decrease in net assets resulting from operations	$(775,631)	$(1,986,868)

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM Staking ETF

STATEMENTs OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2026	2025
Decrease in net assets from operations:
Net investment loss	$(4,625)	$(21,800)
Net realized gain on investment in Ether sold to pay expenses	6,960	18,140
Net realized gain on investment in Ether sold for redemption of shares	212,803	504,379
Net realized gain on investment in Ether sold for Income Distribution	8,853	-
Net realized gain on investment in Ether sold to pay Sponsor’s Staking Fee	2,855	-
Net change in unrealized appreciation/depreciation on investment in Ether	(1,002,296)	(2,487,587)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in Ether	(181)	-
Net decrease in net assets resulting from operations	(775,631)	(1,986,868)
Decrease in net assets from capital share transactions:
Shares issued	234,110	80,263
Shares redeemed	(362,253)	(605,818)
Shares distributed in sponsor staking rewards	(14,390)	-
Net decrease in net assets resulting from capital share transactions	(142,533)	(525,555)
Total decrease in net assets from operations and capital share transactions	(918,164)	(2,512,423)
Net assets:
Beginning of period	2,703,115	4,735,980
End of period	$1,784,951	$2,223,557
Change in Shares outstanding:
Shares outstanding at beginning of period	110,878,500	169,098,500
Shares issued	10,640,000	3,970,000
Shares redeemed	(16,820,000)	(27,040,000)
Net decrease in Shares	(6,180,000)	(23,070,000)
Shares outstanding at end of period	104,698,500	146,028,500

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM Staking ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Ethereum Staking ETF (the “Trust”) is a Delaware Statutory Trust that was formed on December 13, 2017 and commenced operations on December 14, 2017. The Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of the Ether held by the Trust and to reflect rewards from Staking a portion of the Trust’s Ether, less the Trust’s expenses and other liabilities. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain authorized participants (“Authorized Participants”) in exchange for Ether.

The Trust’s registration statement on Form S-3 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on July 22, 2024 and the Shares were listed and began trading on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “ETHE” on July 23, 2024 (the “Uplisting Date”).

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”, or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

The Trust may receive staking rewards as a result of the Trust’s Staking pursuant to the Staking Arrangements.

Staking on the Ethereum Network refers to the use of Ether, or the permission for Ether to be used through an agent or otherwise, in the Ethereum Network’s proof-of-stake validation protocol in exchange for the receipt of staking rewards paid in kind (“Staking”). The Trust Agreement permits the Trust to engage in Staking, and on October 6, 2025, the Trust commenced Staking pursuant to the Staking Arrangements. The Sponsor has caused, and from time to time may cause, the Trust to enter into written arrangements (the “Staking Arrangements”) with the Custodian and one or more third party staking providers (each, a “Staking Provider”), pursuant to which a portion of the Trust’s Ether is made available for staking through validator operations conducted by such Staking Providers (“Provider-Facilitated Staking”). The Custodian and the applicable Staking Provider are entitled to receive a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards (collectively, the “Validator Fees”), with the remaining staking rewards received by the Trust, as discussed in Note 7.

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

Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”). The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s Ether which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the Ether held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults. Additionally, Anchorage Digital Bank N.A. (the “Additional Custodian”) is an available alternative custodian of the Trust. Pursuant to the Anchorage Digital Custodian Agreement, Anchorage Digital provides services related to custody and safekeeping of the Trust’s Ether holdings.

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

On May 23, 2019, the Trust received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. Until July 22, 2024, the Trust’s trading symbol on OTCQX was “ETHE.” On July 23, 2024, Shares of the Trust began trading on NYSE Arca following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-278880). The Trust’s trading symbol on NYSE Arca is “ETHE” and the CUSIP number for its Shares is 389638107.

The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in Ether, in accordance with the terms of the Trust Agreement.

Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Ether and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right. The Sponsor has committed to cause the Trust to abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. In furtherance of that commitment, the Prime Broker Agreement provides that the Trust is abandoning irrevocably, for no direct or indirect consideration, effective immediately prior to each Creation Time and each Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. Because the Sponsor has now committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2026 and December 31, 2025 and results of operations for the three months ended March 31, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. As such, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented. The Trust uses fair value as its method of accounting for Ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in Ether, including receiving Ether for the creation of Shares and delivering Ether for the redemption of Shares and for the payment of the Sponsor’s Fee and Sponsor’s Staking Fee. The Sponsor will determine the Trust’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

Cash and Cash Equivalents

Generally, the Trust does not intend to hold cash, except in connection with cash orders for creations or redemptions of Baskets and distributions to shareholders related to staking activities. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

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

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in their custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol). Staking rewards are received in Ether, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch), in accordance with ASC 606.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investment in Ether	$1,784,971	$1,784,971	$-	$-
December 31, 2025
Assets
Investment in Ether	$2,705,443	$2,705,443	$-	$-

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

3. Fair Value of Ether

Ether is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2026 and December 31, 2025, the Trust held 851,925.28958382 and 910,328.89953386 Ether, respectively.

The Trust determined the fair value per Ether to be $2,095.22 and $2,971.94 on March 31, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com).

The following represents the changes in quantity of Ether and the respective fair value:

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at December 31, 2024	1,417,788.29257515	$4,735,980
Ether contributed	33,167.77249389	80,263
Ether redeemed	(226,051.34223717)	(605,818)
Ether distributed for Sponsor’s Fee, related party	(8,070.89796260)	(21,800)
Net change in unrealized appreciation/depreciation on investment in Ether	-	(2,487,587)
Net realized gain on investment in Ether sold to pay expenses	-	18,140
Net realized gain on investment in Ether sold for redemption of Shares	-	504,379
Balance at March 31, 2025	1,216,833.82486927	$2,223,557

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at December 31, 2025	910,328.89953386	$2,705,443
Ether contributed	86,913.12185831	234,110
Ether redeemed	(137,299.33789889)	(362,253)
Ether distributed for Sponsor’s Fee, related party	(5,379.85831261)	(12,977)
Ether distributed for Sponsor’s Staking Fee, related party	(1,667.03999717)	(4,478)
Staking Reward Income	4,332.39418204	10,522
Ether distributed to Shareholders	(5,302.88978172)	(14,390)
Net change in unrealized appreciation/depreciation on investment in Ether	-	(1,002,296)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in Ether	-	(181)
Net realized gain on investment in Ether sold for Income Distribution	-	8,853
Net realized gain on investment in Ether sold to pay Sponsor’s Staking Fee	-	2,855
Net realized gain on investment in Ether sold to pay expenses	-	6,960
Net realized gain on investment in Ether sold for redemption of shares	-	212,803
Balance at March 31, 2026	851,925.28958382	$1,784,971

4. Distributions to Shareholders

The Trust makes periodic cash distributions to shareholders from the net proceeds of staking rewards (the “Distribution Rewards Amount”), which represent gross staking rewards generated under the Staking Arrangements, net of the Sponsor’s Staking Portion, the Custodian’s fee, the Staking Provider’s share and the Sponsor’s Fee. The Sponsor engages a Liquidity Provider to convert such amounts into U.S. dollars by reference to the Index Price at such time, with the net proceeds distributed to shareholders. Distributions are made pursuant to the Sponsor’s staking policy, and the timing and amount of any such distributions are subject to the Sponsor’s discretion and applicable requirements under the Trust Agreement.

During the three months ended March 31, 2026, the Trust made cash distributions to shareholders derived from a portion of the Ether received as staking rewards from the Trust’s staking activities, including $9,397,326, or $0.083178 per Share, on January 6, 2026, $2,750,310, or $0.025709 per Share, on February 4, 2026, and $2,242,052, or $0.021011 per Share, on March 4, 2026, for aggregate distributions of $14,389,688, or $0.129898 per Share. The distributions reduced the Trust’s Ether holdings through the sale of Ether to generate cash.

5. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of Ether to the Trust or the distribution of Ether by the Trust. The amount of Ether required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0081 and 0.0082 of one Ether at March 31, 2026 and December 31, 2025, respectively. The decrease in the amount of Ether represented by each Share is primarily a result of the periodic withdrawal of Ether to pay the Sponsor’s Fee.

As of the date of this Quarterly Report, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “cash orders”, as the agreements with Authorized Participants do not currently provide for in-kind creations and redemptions.

	Three Months Ended March 31,
	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	10,640,000	3,970,000
Shares redeemed	(16,820,000)	(27,040,000)
Net Change in Number of Shares Issued and Redeemed	(6,180,000)	(23,070,000)

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$234,110	$80,263
Shares redeemed	(362,253)	(605,818)
Shares distributed in sponsor staking rewards	(14,390)	-
Net Change in Value of Shares Issued and Redeemed	$(142,533)	$(525,555)

Ether receivable represents the value of Ether covered by contractually binding orders for the creation of Shares where the Ether has not yet been transferred to the Trust’s account. Generally, ownership of the Ether is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2026	2025
Ether receivable	$-	$-

Ether payable represents the value of Ether covered by contractually binding orders for the redemption of Shares where the Ether has not yet been transferred out of the Trust’s account. Generally, ownership of the Ether is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2026	2025
Ether payable	$-	$-

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended March 31, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2026 or December 31, 2025.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2026: DCG, GSO, GSIS and Grayscale Securities, LLC. As of both March 31, 2026 and December 31, 2025, 3,700 Shares of the Trust were held by related parties of the Trust.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, daily in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2026 and 2025.

Pursuant to the Staking Arrangements, the Custodian and the applicable Staking Provider are entitled to receive a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards (collectively, the “Validator Fees”), with the remaining staking rewards received by the Trust. The Sponsor is entitled to receive a fee equal to a portion of the staking rewards, payable in Ether, which accrues daily in U.S. dollars and is calculated as a per annum percentage of the staking rewards received by the Trust, as directed by the Sponsor in its sole discretion (the “Sponsor’s Staking Fee”). The Sponsor’s Staking Fee is payable daily in arrears. The Sponsor’s Staking Fee and the Validator Fees together represent an aggregate of 23% of the gross staking rewards generated under the Staking Arrangements. A portion of the gross staking rewards is paid to non-related parties and the Trust receives and retains the remainder of such gross staking rewards.

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

For the three months ended March 31, 2026 and 2025, the Trust incurred Sponsor’s Fees of $12,977,118 and $21,799,603, respectively. As of March 31, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

For the three months ended March 31, 2026, the Trust incurred Sponsor’s Staking Fees of $2,169,435.

On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The

Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2026, DCG had not purchased any Shares of the Trust under this authorization.

8. Concentration Risk

The Trust’s investment portfolio is concentrated in Ether, and its net asset value and results of operations are directly affected by the price of Ether, which has historically been highly volatile. As a result, the Trust may experience significant fluctuations in net asset value, including periods of substantial losses. This concentration also exposes the Trust to risks specific to Ether and its supporting infrastructure, including market liquidity constraints and operational or cybersecurity risks associated with the custody and transfer of Ether.

9. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$24.38	$28.01
Net decrease in net assets from investment operations:
Net investment loss	(0.04)	(0.14)
Net realized and unrealized loss	(7.29)	(12.64)
Net decrease in net assets resulting from operations	(7.33)	(12.78)
Principal Market NAV, end of period	$17.05	$15.23
Total return	-30.07%	-45.63%
Ratios to average net assets:
Net investment loss	-0.89%	-2.50%
Sponsor's Fee	-2.50%	-2.50%
Sponsor's Staking Fee	-0.42%	0.00%
Net expenses	-2.92%	-2.50%

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

11. Subsequent Events

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

On April 8, 2026, the Trust made a cash distribution (the “April Distribution”) to shareholders derived from a portion of the Ether received as staking rewards from the Trust’s staking activities. The April Distribution totaled $2,390,145, or $0.022794 per Share, and was declared with an ex-dividend date and record date of April 7, 2026, and payable on April 8, 2026. On May 6, 2026, the Trust made a cash distribution (the “May Distribution”) to shareholders derived from a portion of the Ether received as staking rewards from the Trust’s staking activities. The May Distribution totaled $2,470,197, or $0.024577 per Share, and was declared with an ex-dividend date and record date of May 5, 2026, and payable on May 6, 2026. The distributions reduced the Trust’s Ether holdings through the sale of Ether to generate cash.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements other than the item noted above.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Ether and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of Ether. On July 22, 2024, in connection with the approval of application under Rule 19b-4 of the Securities Exchange Act of 1934 on May 23, 2024 and the effectiveness of the registration statement on Form S-3, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on July 23, 2024, following the effectiveness of the Trust’s registration statement on Form S-3. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for Ether. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on Ether per Share) to reflect the value of the Ether held by the Trust, including Ether earned as Staking Consideration, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in Ether, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to Ether. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Prior to April 1, 2026, the Trust valued the Ether held by the Trust for operational purposes by reference to the CoinDesk Ether Price Index (ETX). As of April 1, 2026, the Index is the CoinDesk Ether Benchmark Rate which is used to calculate the NAV and NAV per Share. Prior to April 1, 2026, references to the “Index” in the Trust’s filings with the SEC, including this Quarterly Report on Form 10-Q, refer to the CoinDesk Ether Price Index (ETX). From and after April 1, 2026, references to the “Index” in the Trust’s filings with the SEC are to the CoinDesk Ether Benchmark Rate.

Staking

On October 6, 2025, the Trust began staking its Ether pursuant to staking arrangements with the Custodian and certain third-party staking providers and earns staking rewards in the form of additional Ether (“Staking Consideration”). The amount of Staking Consideration received by the Trust is influenced by factors including Ethereum Network conditions, protocol-level reward rates, the amount of Ether held by the Trust and the portion of the Trust’s Ether that is staked, and the Trust does not expect Staking Consideration to be earned at a consistent rate. Staking also introduces operational and liquidity considerations, including that staked Ether may be inaccessible for a period of time required to un-stake and withdraw Ether under Ethereum Network protocols and the Trust’s dependence on third-party staking providers for the execution of staking activities.

Pursuant to the Trust’s staking arrangements and the Trust Agreement, a portion of gross Staking Consideration is allocated among the Custodian, the applicable staking providers and the Sponsor (the “Sponsor’s Staking Fee”), with the remainder retained by the Trust. Staking Consideration retained by the Trust increases the Trust’s Ether holdings, while distributions or sales of Ether reduce the Trust’s Ether holdings. The Trust may distribute Staking Consideration (in Ether or cash from the sale of Ether) to shareholders at the Sponsor’s discretion and subject to the Trust Agreement.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, Ether and price of Ether amounts, are in thousands)

	Three Months Ended March 31,
	2026	2025
Net realized and unrealized loss on investment in Ether	$(771,006)	$(1,965,068)
Net decrease in net assets resulting from operations	$(775,631)	$(1,986,868)
Net assets(1)	$1,784,951	$2,223,557

(1)
Net assets is calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Ether on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in Ether for the three months ended March 31, 2026 was ($771,006), which includes a realized gain of $6,960 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $212,803 on the sale of Ether to meet redemptions, a realized gain of $8,853 on the sale of Ether for Income Distribution, a realized gain of $2,855 on the transfer of Ether to pay the Sponsor’s Staking Fee, net change in unrealized appreciation/depreciation on investment in Ether of ($1,002,296) and net change in unrealized appreciation/depreciation on the Sponsor’s Staking Fee payable of ($181). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $2,971.94 per Ether as of December 31, 2025, to $2,095.22 per Ether as of March 31, 2026. Net decrease in net assets resulting from operations was ($775,631) for the three months ended March 31, 2026, which consisted of the net realized and unrealized loss on investment in Ether, and the net investment loss of $4,625. Net assets decreased to $1,784,951 at March 31, 2026, a 34% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation, the withdrawal of approximately 5,380 Ether to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 1,667 Ether to pay the foregoing Sponsor’s Staking Fee, the payable of approximately 9 Ether to pay the foregoing Sponsor’s Staking Fee, and the redemption of approximately 137,299 Ether with a value of $362,253 from the Trust, partially offset by the contribution of approximately 86,913 Ether with a value of $234,110 to the Trust in connection with Share creations during the period and the contribution of approximately 4,332 Ether with a value of $10,522 in connection with Staking Rewards.

Net realized and unrealized loss on investment in Ether for the three months ended March 31, 2025 was ($1,965,068), which includes a realized gain of $18,140 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $504,379 on the sale of Ether to meet redemptions, and net change in unrealized appreciation/depreciation on investment in Ether of ($2,487,587). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $3,340.40 per Ether as of December 31, 2024, to $1827.33 per Ether as of March 31, 2025. Net decrease in net assets resulting from operations was ($1,986,868) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in Ether, plus the Sponsor’s Fee of $21,800. Net assets decreased to $2,223,557 at March 31, 2025, a 53% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation, the withdrawal of approximately 8,071 Ether to pay the foregoing Sponsor’s Fee, and the redemption of approximately 226,051 Ether, with a value of $605,818 from the Trust, partially offset by the contribution of approximately 33,168 Ether, with a value of $80,263 to the Trust in connection with Share creations during the period.

Cash Resources and Liquidity

The Trust only receives and holds cash in order to facilitate creations and redemptions pursuant to Cash Orders, and distributions to shareholders related to staking activities and has not otherwise had or maintained a cash balance at any time since inception. When selling Ether in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of Ether needed to pay expenses in order to minimize the Trust’s holdings of assets other than Ether. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expenses of the Trust during the periods covered by this Quarterly Report were the Sponsor’s Fee and Sponsor’s Staking Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of March 31,
	2026	2025
Price of Ether on principal market	$2,095.22	$1,827.33
Principal Market NAV per Share(1)	$17.05	$15.23
Principal Market NAV(1)	$1,784,951,258	$2,223,556,954
Index Price	$2,095.60	$1,826.41
NAV per Share(2)	$17.05	$15.22
NAV(2)	$1,785,274,990	$2,222,437,466

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of Ether based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of March 31, 2026, were Coinbase, Kraken, Crypto.com, LMAX Digital, Bullish, and Bitstamp by Robinhood. The Digital Asset Trading Platforms included in the Index as of March 31, 2025, were Coinbase, Kraken, Bullish, and Crypto.com. The Digital Asset Trading Platforms included in the Index as of May 4, 2026, were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, GATE, Gemini, Hashkey, Kraken, LMAX Digital, and OKX. See “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

The Trust reflects creations and redemptions and the Ether for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the trade date, which is the business day an accepted creation or redemption order is placed by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the Ether for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the Ether are delivered or removed from the Trust for settlement.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 (the commencement of the Trust’s operations) to March 31, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from April 1, 2021 to March 31, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of March 31, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2022	$3,120.63	$4,776.32	11/9/2021	$1,784.40	6/26/2021	$3,287.56	$3,287.56
Twelve months ended March 31, 2023	$1,655.28	$3,492.35	4/4/2022	$913.51	6/18/2022	$1,829.14	$1,829.14
Twelve months ended March 31, 2024	$2,123.36	$4,033.10	3/11/2024	$1,531.25	10/12/2023	$3,637.90	$3,566.13
Twelve months ended March 31, 2025	$2,982.79	$4,050.21	12/6/2024	$1,813.80	3/30/2025	$1,826.41	$1,826.41
Twelve months ended March 31, 2026	$2,996.77	$4,832.59	8/22/2025	$1,465.07	4/8/2025	$2,095.60	$2,095.60
April 1, 2021 to March 31, 2026	$2,575.52	$4,832.59	8/22/2025	$913.51	6/18/2022	$2,095.60	$2,095.60

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Trust’s principal market, from April 1, 2021 to March 31, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2022	$3,120.74	$4,776.95	11/9/2021	$1,785.68	6/26/2021	$3,284.17	$3,284.17
Twelve months ended March 31, 2023	$1,655.32	$3,493.00	4/4/2022	$913.24	6/18/2022	$1,828.98	$1,828.98
Twelve months ended March 31, 2024	$2,123.33	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$3,637.95	$3,564.53
Twelve months ended March 31, 2025	$2,982.76	$4,053.28	12/6/2024	$1,813.87	3/30/2025	$1,827.33	$1,827.33
Twelve months ended March 31, 2026	$2,996.93	$4,833.89	8/22/2025	$1,465.40	4/8/2025	$2,095.22	$2,095.22
April 1, 2021 to March 31, 2026	$2,575.57	$4,833.89	8/22/2025	$913.24	6/18/2022	$2,095.22	$2,095.22

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from June 20, 2019 to July 22, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from July 23, 2024 to March 31, 2026.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX divided by the Trust’s NAV per Share from June 20, 2019 to July 22, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from July 23, 2024 to March 31, 2026.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings last reported under “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”).

Item 1A. Risk Factors

Other than the risk factors included below, there have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

The Sponsor may implement restatements, amendments or supplements to the Trust Agreement that may not necessarily align with shareholder interests.

There can be no assurance that the Sponsor will implement restatements, amendments or supplements that align with the interests of shareholders. To the extent shareholders do not agree with future amendments to the Trust Agreement, shareholders will not have any ability to consent or object to such amendments, and the shareholders’ sole recourse will be to divest or, through an Authorized Participant, redeem their Shares prior to the effective date of such amendments.

The Sponsor may implement restatements, amendments or supplements to the Trust Agreement that may increase risk to the Trust’s intended tax treatment.

It is possible that, in the future, the Sponsor will implement restatements, amendments or supplements to the Trust Agreement that could adversely affect the intended tax treatment of the Trust as a grantor trust for U.S. federal income tax purposes, including on the receipt of an opinion of counsel to the effect that doing so should not cause the Trust to fail to qualify as a grantor trust for those purposes. There can be no assurance that the IRS or any court will agree with any such position, or that the Trust will not cease to qualify as a grantor trust as a result of any such restatement, amendment or supplement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Staking ETF (NYSE Arca: ETHE) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2026:

Period	(a) Total Number of Shares of ETHE Purchased	(b) Average Price Paid per Share of ETHE	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2026 - January 31, 2026	-	$-	-	$200.0
February 1, 2026- February 28, 2026	-	-	-	200.0
March 1, 2026 - March 31, 2026	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through May 4, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended March 31, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of ETHE Redeemed	Average Price Paid per Share of ETHE(1)

January 1, 2026 - January 31, 2026	9,700,000	$25.29
February 1, 2026 - February 28, 2026	3,360,000	$15.47
March 1, 2026 - March 31, 2026	3,760,000	$17.28
Total	16,820,000	$21.54
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Board of Managers

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization, as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

Peter Mintzberg and Edward McGee are members of the Board of Directors of Grayscale Investments and we hereby incorporate by reference into this Quarterly Report on Form 10-Q each of their biographies in the section, “Item 10. Directors, Executive Officers and Corporate Governance” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Craig Salm has been the Chief Legal Officer of Grayscale since 2022. Before serving as Chief Legal Officer, Mr. Salm was Director, Legal since January 2020 and Associate, Legal since January 2018. Prior to joining Grayscale, Mr. Salm was a corporate associate at Paul Weiss and a member of its Capital Markets & Securities Group—primarily focused on representing issuers, private equity sponsors, investment banks, hedge funds and other stakeholders in corporate finance transactions, as well as advising on securities law and corporate governance matters. Mr. Salm earned his Bachelor of Science from the University of Michigan and his Juris Doctor from the Benjamin N. Cardozo School of Law. Mr. Salm serves as a member of the Blockchain Association and a member of the Crypto Ratings Council (CRC).

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Liquidity Provider Agreement.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

“Additional Custodian” or “Anchorage Digital”—Anchorage Digital Bank N.A.

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

“Board”—Board of Managers of the Sponsor, which, as of May 4, 2026, manages and directs the affairs of the Sponsor, through authority delegated from the board of directors of Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025 to, but not including, October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From October 22, 2025 to May 4, 2026, any references to the “Board” refer to the board of directors of Grayscale Investments. From and after May 4, 2026 any references to the “Board” refer to the board of managers of the Sponsor, unless the context otherwise requires.

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

“DSTA”—The Delaware Statutory Trust Act, as amended

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

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of GSO.

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

“Index”—Prior to April 1, 2026, the CoinDesk Ether Price Index (ETX). As of April 1, 2026, the Index is the CoinDesk Ether Benchmark Rate.

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

“Liquidity Engager”—Grayscale Investments Sponsors, LLC, acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

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

“NYSE Arca”—NYSE Arca, Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent that provides the procedures for the creation and redemption of Baskets.

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

“Staking”—(i) Using, or permitting to be used, in any manner, through an agent or otherwise (including, for the avoidance of doubt, through a delegation of rights to any third party with respect to any portion of the Trust Estate, by making any portion of the

Trust Estate available to any third party or by entering into any similar arrangement with a third party), any portion of the Trust Estate in a proof-of-stake validation protocol, (ii) accepting any Staking Consideration, (iii) holding any Other Staking Consideration accepted by the Trust pursuant to clause (ii), for not more than 30 days after the Trust’s receipt thereof, pending the use of such Other Staking Consideration for payment of Additional Trust Expenses or distribution to the Shareholders and (iv) any financing arrangement or other mechanism utilized by the Sponsor, on behalf of the Trust, in connection with Redemption Orders to manage Ether liquidity constraints arising from activities described in the preceding clauses. For the avoidance of doubt, (i) the mere act of transferring units of virtual currency on a peer-to-peer virtual currency network that utilizes a proof-of-stake validation protocol shall not be considered to be “Staking” and (ii) “Staking” shall include any related activity contemplated by a Tax Ruling, an opinion or Tax Guidance, in each case, described in the definition of Staking Condition (and, in the case of a Tax Ruling, that is described in the private letter ruling request (as supplemented from time to time) submitted to the U.S. Internal Revenue Service in connection therewith).

“Staking Condition”—With respect to a particular form of Staking, the condition that (i) (x) engaging in such form of Staking should not cause the Trust to be treated as other than a grantor trust for U.S. federal income tax purposes and (y) the Trust shall have received (1) a written opinion from a Tax Advisor or (2) a Tax Ruling, in each case, to that effect or (ii) such form of Staking is confirmed in Tax Guidance to be a permissible undertaking by a grantor trust. As of the date of this filing, the Staking Condition has been satisfied as to the particular form of Staking described in the Trust’s Quarterly Report, as amended from time to time, and the Sponsor intends to cause the Trust to engage in Staking as described therein. The Sponsor may in the future modify the form of Staking in which the Trust engages, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect to any such modified form of Staking, and subject to compliance with any additional requirements that may arise in connection with satisfaction of the Staking Condition with respect thereto.

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

“Trust Agreement”—The Third Amended and Restated Declaration of Trust and Trust Agreement, dated as of September 25, 2025, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 thereto, and as the same may be further amended from time to time.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Ethereum Staking ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: May 8, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.