Form 10-Q
period 2026-06-30
Grayscale Ethereum Staking ETF
filed 2026-08-07
CIK 1725210

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of Shares of the registrant outstanding as of August 3, 2026: 94,568,500

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE ETHEREUM Staking ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in Ether, at fair value (cost $906,990 and $899,990 as of June 30, 2026 and December 31, 2025, respectively)	$1,223,358	$2,705,443
Total assets	$1,223,358	$2,705,443
Liabilities:
Sponsor’s Staking Fee payable, related party	$14	$2,328
Sponsor’s Fee payable, related party	-	-
Total liabilities	14	2,328
Net assets	$1,223,344	$2,703,115
Shares issued and outstanding, no par value (unlimited Shares authorized)	95,828,500	110,878,500
Principal Market NAV per Share	$12.77	$24.38

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM Staking ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Ether and percentages)

June 30, 2026
	Quantity of Ether	Cost	Fair Value(1)	% of Net Assets
Investment in Ether	774,998.51127584	$906,990	$1,223,358	100%
Total Investment		$906,990	$1,223,358	100%
Liabilities in Excess of Other Assets			$(14)	0%
Net assets			$1,223,344	100%

December 31, 2025
	Quantity of Ether	Cost	Fair Value	% of Net Assets
Investment in Ether	910,328.89953386	$899,990	$2,705,443	100%
Total Investment		$899,990	$2,705,443	100%
Liabilities in Excess of Other Assets			$(2,328)	0%
Net assets			$2,703,115	100%
(1)
Investment in Ether includes $999,963 of staked Ether at June 30, 2026.

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM Staking ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Staking Reward Income	$8,286	$-	$18,808	$-
Investment income	-	-	-	-
Total Investment income	$8,286	$-	$18,808	$-
Expenses:
Sponsor’s Fee, related party	10,371	15,646	23,348	37,446
Sponsor’s Staking Fee, related party	1,708	-	3,878	-
Net expenses	12,079	15,646	27,226	37,446
Net investment loss	(3,793)	(15,646)	(8,418)	(37,446)
Net realized and unrealized (loss) gain from:
Net realized gain on investment in Ether sold to pay Sponsor’s Fee	4,481	12,074	11,441	30,214
Net realized gain on investment in Ether sold for redemption of shares	79,779	153,517	292,582	657,896
Net realized gain on investment in Ether sold for Income Distribution	3,082	-	11,935	-
Net realized gain on investment in Ether sold to pay Sponsor’s Staking Fee	739	-	3,594	-
Net change in unrealized appreciation/depreciation on investment in Ether	(486,789)	604,451	(1,489,085)	(1,883,136)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in Ether	-	-	(181)	-
Net realized and unrealized (loss) gain	(398,708)	770,042	(1,169,714)	(1,195,026)
Net (decrease) increase in net assets resulting from operations	$(402,501)	$754,396	$(1,178,132)	$(1,232,472)

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM Staking ETF

STATEMENTs OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Decrease (increase) in net assets from operations:
Net investment loss	$(3,793)	$(15,646)	$(8,418)	$(37,446)
Net realized gain on investment in Ether sold to pay Sponsor’s Fee	4,481	12,074	11,441	30,214
Net realized gain on investment in Ether sold for redemption of shares	79,779	153,517	292,582	657,896
Net realized gain on investment in Ether sold for Income Distribution	3,082	-	11,935	-
Net realized gain on investment in Ether sold to pay Sponsor’s Staking Fee	739	-	3,594	-
Net change in unrealized appreciation/depreciation on investment in Ether	(486,789)	604,451	(1,489,085)	(1,883,136)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in Ether	-	-	(181)	-
Net (decrease) increase in net assets resulting from operations	(402,501)	754,396	(1,178,132)	(1,232,472)
Decrease in net assets from capital share transactions:
Shares issued	27,261	64,761	261,371	145,024
Shares redeemed	(179,607)	(205,781)	(541,860)	(811,599)
Shares distributed in sponsor staking rewards	(6,760)	-	(21,150)	-
Net decrease in net assets resulting from capital share transactions	(159,106)	(141,020)	(301,639)	(666,575)
Total decrease in net assets from operations and capital share transactions	(561,607)	613,376	(1,479,771)	(1,899,047)
Net assets:
Beginning of period	1,784,951	2,223,557	2,703,115	4,735,980
End of period	$1,223,344	$2,836,933	$1,223,344	$2,836,933
Change in Shares outstanding:
Shares outstanding at beginning of period	104,698,500	146,028,500	110,878,500	169,098,500
Shares issued	1,690,000	3,040,000	12,330,000	7,010,000
Shares redeemed	(10,560,000)	(12,920,000)	(27,380,000)	(39,960,000)
Net decrease in Shares	(8,870,000)	(9,880,000)	(15,050,000)	(32,950,000)
Shares outstanding at end of period	95,828,500	136,148,500	95,828,500	136,148,500

See accompanying notes to the unaudited financial statements.

GRAYSCALE ETHEREUM Staking ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Ethereum Staking ETF (the “Trust”) is a Delaware Statutory Trust that was formed on December 13, 2017 and commenced operations on December 14, 2017. The Trust’s investment objective is for the value of the Shares (based on the Ether per Share) to reflect the value of the Ether held by the Trust and to reflect rewards from Staking a portion of the Trust’s Ether, less the Trust’s expenses and other liabilities. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain authorized participants (“Authorized Participants”) in exchange for Ether.

The Trust’s registration statement on Form S-3 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on July 22, 2024 and the Shares were listed and began trading on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “ETHE” on July 23, 2024 (the “Uplisting Date”).

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS” or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 7. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

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

Prior to July 23, 2024, the Trust’s Shares had traded on OTC Markets since June 20, 2019. Until July 22, 2024, the Trust’s trading symbol on OTCQX was “ETHE.” On July 23, 2024, Shares of the Trust began trading on NYSE Arca following the effectiveness of the Trust’s registration statement on Form S-3, as amended (File No. 333-278880). The Trust’s trading symbol on NYSE Arca is “ETHE” and the CUSIP number for its Shares is 389638107.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in Ether	$1,223,358	$1,223,358	$-	$-
December 31, 2025
Assets
Investment in Ether	$2,705,443	$2,705,443	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expenses, the Sponsor’s Fee, related party, and Sponsor’s Staking Fee, related party, are included in the accompanying Statements of Operations.

3. Fair Value of Ether

Ether is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 774,998.51127584 and 910,328.89953386 Ether, respectively.

The Trust determined the fair value per Ether to be $1,578.53 and $2,971.94 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Crypto.com).

The following represents the changes in quantity of Ether and the respective fair value:

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at December 31, 2024	1,417,788.29257515	$4,735,980
Ether contributed	58,394.50354538	145,024
Ether redeemed	(333,499.26471943)	(811,599)
Ether distributed for Sponsor’s Fee, related party	(15,229.93845663)	(37,446)
Net change in unrealized appreciation/depreciation on investment in Ether	-	(1,883,136)
Net realized gain on investment in Ether sold to pay Sponsor’s Fee	-	30,214
Net realized gain on investment in Ether sold for redemption of Shares	-	657,896
Balance at June 30, 2025	1,127,453.59294447	$2,836,933

(Amounts in thousands, except Ether amounts)	Quantity	Fair Value
Balance at December 31, 2025	910,328.89953386	$2,705,443
Ether contributed	100,638.09303104	261,371
Ether redeemed	(222,953.87073101)	(541,860)
Ether distributed for Sponsor’s Fee, related party	(10,427.77480814)	(23,348)
Ether distributed for Sponsor’s Staking Fee, related party	(2,501.19306920)	(6,192)
Staking Reward Income	8,376.79826132	18,808
Ether distributed to Shareholders	(8,462.44094203)	(21,150)
Net change in unrealized appreciation/depreciation on investment in Ether	-	(1,489,085)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in Ether	-	(181)
Net realized gain on investment in Ether sold to pay Sponsor’s Fee	-	11,441
Net realized gain on investment in Ether sold to pay Sponsor’s Staking Fee	-	3,594
Net realized gain on investment in Ether sold for Income Distribution	-	11,935
Net realized gain on investment in Ether sold for redemption of shares	-	292,582
Balance at June 30, 2026	774,998.51127584	$1,223,358

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

During the six months ended June 30, 2026, the Trust made cash distributions to shareholders derived from a portion of the Ether received as staking rewards from the Trust’s staking activities, including $9,397,326, or $0.083178 per Share, on January 6, 2026, $2,750,310, or $0.025709 per Share, on February 4, 2026, $2,242,052, or $0.021011 per Share, on March 4, 2026, $2,390,145, or $0.022794 per Share, on April 8, 2026, $2,470,197, or $0.024577 per Share, on May 6, 2026, and $1,900,050, or $0.019508 per Share, on June 4, 2026 for aggregate distributions of $21,150,080, or $0.196777 per Share. The distributions reduced the Trust’s Ether holdings through the sale of Ether to generate cash.

5. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of Ether to the Trust or the distribution of Ether by the Trust. The amount of Ether required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of Ether owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of Ether representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0081 and 0.0082 of one Ether at June 30, 2026 and December 31, 2025, respectively. The decrease in the amount of Ether represented by each Share is primarily a result of the periodic withdrawal of Ether to pay the Sponsor’s Fee.

As of the date of this Quarterly Report, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “cash orders”, as the agreements with Authorized Participants do not currently provide for in-kind creations and redemptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	1,690,000	3,040,000	12,330,000	7,010,000
Shares redeemed	(10,560,000)	(12,920,000)	(27,380,000)	(39,960,000)
Net Change in Number of Shares Issued and Redeemed	(8,870,000)	(9,880,000)	(15,050,000)	(32,950,000)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$27,261	$64,761	$261,371	$145,024
Shares redeemed	(179,607)	(205,781)	(541,860)	(811,599)
Shares distributed in sponsor staking rewards	(6,760)	-	(21,150)	-
Net Change in Value of Shares Issued and Redeemed	$(159,106)	$(141,020)	$(301,639)	$(666,575)

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

7. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS and Grayscale Securities, LLC. As of both June 30, 2026 and December 31, 2025, 3,700 Shares of the Trust were held by related parties of the Trust.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in Ether, daily in arrears. The amount of Ether payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of Ether used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of Ether is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2026 and 2025.

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

For the three months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $10,371,294 and $15,645,053, respectively. For the six months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $23,348,412 and $37,444,656, respectively. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

For the three months ended June 30, 2026, the Trust incurred Sponsor’s Staking Fees of $1,708,566. For the six months ended June 30, 2026, the Trust incurred Sponsor’s Staking Fees of $3,878,001.

On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2026, DCG had not purchased any Shares of the Trust under this authorization.

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

9. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$17.05	$15.23	$24.38	$28.01
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.04)	(0.11)	(0.08)	(0.25)
Net realized and unrealized (loss) gain	(4.24)	5.72	(11.53)	(6.92)
Net (decrease) increase in net assets resulting from operations	(4.28)	5.61	(11.61)	(7.17)
Principal Market NAV, end of period	$12.77	$20.84	$12.77	$20.84
Total return	-25.10%	36.84%	-47.62%	-25.60%
Ratios to average net assets:
Net investment loss	-0.91%	-2.50%	-0.90%	-2.50%
Sponsor's Fee	-2.50%	-2.50%	-2.50%	-2.50%
Sponsor's Staking Fee	-0.41%	0.00%	-0.41%	0.00%
Net expenses	-2.91%	-2.50%	-2.91%	-2.50%

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

11. Subsequent Events

On August 6, 2026, the Sponsor and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement (the “Fourth A&R Trust Agreement”), which amends and restates the Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement in its entirety. The Fourth A&R Trust Agreement provides, among other things, for the Trust to make mandatory cash distributions to shareholders of the net proceeds from staking rewards, by requiring the Trust to convert staking rewards held by the Trust to cash no less often than quarterly and promptly distribute the net proceeds to shareholders, after deducting applicable fees and Trust expenses, and includes related conforming amendments to facilitate the Trust’s staking program and distribution framework.

The Trust currently intends to make such distributions on a monthly, but no less than quarterly, basis. The amount of future distributions will depend on the staking rewards earned by the Trust and applicable deductions and therefore cannot be predicted with certainty. Shareholders are advised to discuss any tax consequences relating to their investment in the Trust as a result of the Fourth A&R Trust Agreement with their tax advisors.

On July 8, 2026, the Trust made a cash distribution (the “July Distribution”) to shareholders derived from a portion of the Ether received as staking rewards from the Trust’s staking activities. The July Distribution totaled $2,089,961, or $0.021855 per Share, and was declared with an ex-dividend date and record date of July 7, 2026, and payable on July 8, 2026. On August 5, 2026, the Trust made a cash distribution (the “August Distribution”) to shareholders derived from a portion of the Ether received as staking rewards from the Trust’s staking activities. The August Distribution totaled $2,037,467, or $0.021664 per Share, and was declared with an ex-dividend date and record date of August 4, 2026, and payable on August 5, 2026. The distributions reduced the Trust’s Ether holdings through the sale of Ether to generate cash.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, Ether and price of Ether amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized and unrealized (loss) gain on investment in Ether	$(398,708)	$770,042	$(1,169,714)	$(1,195,026)
Net (decrease) increase in net assets resulting from operations	$(402,501)	$754,396	$(1,178,132)	$(1,232,472)
Net assets(1)	$1,223,344	$2,836,933	$1,223,344	$2,836,933

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of Ether on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in Ether for the three months ended June 30, 2026 was ($398,708), which includes a realized gain of $4,481 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $79,779 on the sale of Ether to meet redemptions, a realized gain of $3,082 on the sale of Ether for Income Distribution, a realized gain of $739 on the transfer of Ether to pay the Sponsor’s Staking Fee, and net change in unrealized appreciation/depreciation on investment in Ether of ($486,789). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $2,095.22 per Ether as of March 31, 2026, to $1,578.53 per Ether as of June 30, 2026. Net decrease in net assets resulting from operations was ($402,501) for the three months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in Ether, and the net investment loss of $3,793. Net assets decreased to $1,223,344 at June 30, 2026, a 31% decrease for the three-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation, the withdrawal of approximately 5,048 Ether to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 834 Ether to pay the foregoing Sponsor’s Staking Fee, the payable of approximately 9 Ether to pay the foregoing Sponsor’s Staking Fee, and the redemption of approximately 85,655 Ether with a value of $179,607 from the Trust, partially offset by the contribution of approximately 13,725 Ether with a value of $27,261 to the Trust in connection with Share creations during the period and the contribution of approximately 4,046 Ether with a value of $8,286 in connection with Staking Rewards.

Net realized and unrealized gain on investment in Ether for the three months ended June 30, 2025 was $770,042, which includes a realized gain of $12,074 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $153,517 on the sale of Ether to meet redemptions, and net change in unrealized appreciation/depreciation on investment in Ether of $604,451. Net realized and unrealized gain on investment in Ether for the period was driven by Ether price appreciation from $1,827.33 per Ether as of March 31, 2025, to $2,516.23 per Ether as of June 30, 2025. Net increase in net assets resulting from operations was $754,396 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in Ether, less the Sponsor’s Fee of $15,646. Net assets increased to $2,836,933 at June 30, 2025, a 28% increase for the three-month period. The increase in net assets resulted from the aforementioned Ether price appreciation and the contribution of approximately 25,227 Ether, with a value of $64,761 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 7,159 Ether to pay the foregoing Sponsor’s Fee, and the redemption of approximately 107,448 Ether, with a value of $205,781 from the Trust during the period.

Net realized and unrealized loss on investment in Ether for the six months ended June 30, 2026 was ($1,169,714), which includes a realized gain of $11,441 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $292,582 on the sale of Ether to meet redemptions, a realized gain of $11,935 on the sale of Ether for Income Distribution, a realized gain of $3,594 on the transfer of Ether to pay the Sponsor’s Staking Fee, net change in unrealized appreciation/depreciation on investment in Ether of ($1,489,085), and net change in unrealized appreciation/depreciation on the Sponsor’s Staking Fee payable of ($181). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $2,971.94 per Ether as of December 31, 2025, to $1,578.53 per Ether as of June 30, 2026. Net decrease in net assets resulting from operations was ($1,178,132) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in Ether, and the net investment loss of $8,418. Net assets decreased to $1,223,344 at June 30, 2026, a 55% decrease for the six-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation, the withdrawal of approximately 10,428 Ether to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 2,501 Ether to pay the foregoing Sponsor’s Staking Fee, the payable of approximately 9 Ether to pay the foregoing Sponsor’s Staking Fee, and the redemption of approximately 222,954 Ether with a value of $541,860 from the Trust, partially offset by the contribution of approximately 100,638 Ether with a value of $261,371 to the Trust in connection with Share creations during the period and the contribution of approximately 8,333 Ether with a value of $18,808 in connection with Staking Rewards.

Net realized and unrealized loss on investment in Ether for the six months ended June 30, 2025 was ($1,195,026), which includes a realized gain of $30,214 on the transfer of Ether to pay the Sponsor’s Fee, a realized gain of $657,896 on the sale of Ether to meet redemptions, and net change in unrealized appreciation/depreciation on investment in Ether of ($1,883,136). Net realized and unrealized loss on investment in Ether for the period was driven by Ether price depreciation from $3,340.40 per Ether as of December 31, 2024, to $2,516.23 per Ether as of June 30, 2025. Net decrease in net assets resulting from operations was ($1,232,472) for the six months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in Ether, less the Sponsor’s Fee of $37,446. Net assets decreased to $2,836,933 at June 30, 2025, a 40% decrease for the six-month period. The decrease in net assets resulted from the aforementioned Ether price depreciation, the withdrawal of approximately 15,230 Ether to pay the foregoing Sponsor’s Fee, and the redemption of approximately 333,499 Ether with a value of $811,599 from the Trust, partially offset by the contribution of approximately 58,395 Ether with a value of $145,024 to the Trust in connection with Share creations during the period.

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

Selected Operating Data

	As of June 30,
	2026	2025
Price of Ether on principal market	$1,578.53	$2,516.23
Principal Market NAV per Share(1)	$12.77	$20.84
Principal Market NAV(1)	$1,223,344,003	$2,836,932,554
Index Price	$1,578.40	$2,518.06
NAV per Share(2)	$12.76	$20.85
NAV(2)	$1,223,243,255	$2,838,995,794
(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of Ether based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026, were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gate, Gemini, HashKey, Kraken, LMAX Digital, OKX, and OSL. The Digital Asset Trading Platforms included in the Index as of June 30, 2025, were Coinbase, Kraken, Bullish, Crypto.com, and LMAX Digital. See “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The Trust’s performance prior to July 23, 2024 is based on market-determined prices on OTC Markets and on the Trust’s performance without an ongoing share creation and redemption program. Prior to July 23, 2024, the Trust’s Shares traded at both premiums and discounts to the value of the Trust’s assets, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of July 23, 2024, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. Hence, the Trust’s performance for periods prior to July 23, 2024 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Trust’s performance for periods subsequent to July 23, 2024.

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to December 17, 2020) from December 14, 2017 (the commencement of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Ethereum Industry and Market—Ether Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from July 1, 2021 to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of June 30, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$3,028.51	$4,776.32	11/9/2021	$913.51	6/18/2022	$1,018.72	$1,018.72
Twelve months ended June 30, 2023	$1,565.15	$2,116.13	4/16/2023	$1,041.28	7/12/2022	$1,927.13	$1,927.13
Twelve months ended June 30, 2024	$2,498.38	$4,033.10	3/11/2024	$1,531.25	10/12/2023	$3,423.17	$3,371.40
Twelve months ended June 30, 2025	$2,689.70	$4,050.21	12/6/2024	$1,465.07	4/8/2025	$2,518.06	$2,518.06
Twelve months ended June 30, 2026	$2,960.82	$4,832.59	8/22/2025	$1,553.95	6/6/2026	$1,578.40	$1,578.40
July 1, 2021 to June 30, 2026	$2,548.49	$4,832.59	8/22/2025	$913.51	6/18/2022	$1,578.40	$1,578.40

The following table illustrates the movements in the Digital Asset Market price of Ether, as reported on the Trust’s principal market, from July 1, 2021 to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$3,028.54	$4,776.95	11/9/2021	$913.24	6/18/2022	$1,019.72	$1,019.72
Twelve months ended June 30, 2023	$1,565.23	$2,116.20	4/16/2023	$1,040.35	7/12/2022	$1,925.83	$1,925.83
Twelve months ended June 30, 2024	$2,498.36	$4,033.86	3/11/2024	$1,530.88	10/12/2023	$3,423.00	$3,371.60
Twelve months ended June 30, 2025	$2,689.64	$4,053.28	12/6/2024	$1,465.40	4/8/2025	$2,516.23	$2,516.23
Twelve months ended June 30, 2026	$2,961.07	$4,833.89	8/22/2025	$1,554.17	6/6/2026	$1,578.53	$1,578.53
July 1, 2021 to June 30, 2026	$2,548.54	$4,833.89	8/22/2025	$913.24	6/18/2022	$1,578.53	$1,578.53

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Trust’s NAV per Share from June 20, 2019 to July 22, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from July 23, 2024 to June 30, 2026.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTC Markets divided by the Trust’s NAV per Share from June 20, 2019 to July 22, 2024.

ETHE Premium/(Discount): ETHE Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from July 23, 2024 to June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Ethereum Staking ETF (NYSE Arca: ETHE) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2026:

Period	(a) Total Number of Shares of ETHE Purchased	(b) Average Price Paid per Share of ETHE	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2026 - April 30, 2026	-	$-	-	$200.0
May 1, 2026 - May 31, 2026	-	-	-	200.0
June 1, 2026 - June 30, 2026	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through August 3, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended June 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of ETHE Redeemed	Average Price Paid per Share of ETHE(1)
April 1, 2026 - April 30, 2026	5,230,000	$18.48
May 1, 2026 - May 31, 2026	2,980,000	$17.24
June 1, 2026 - June 30, 2026	2,350,000	$13.44
Total	10,560,000	$17.01
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
4.1#

Fourth Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2026).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

#	Previously filed.

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

“NYSE Arca”—NYSE Arca, Inc.

“OTC Markets”—The OTCQX, OTCQB and OTCID tiers of OTC Markets Group Inc.

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

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca and OTC Markets.

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

“Trust Agreement”—The Fourth Amended and Restated Declaration of Trust and Trust Agreement, dated as of August 6, 2026, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as may be amended from time to time.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Ethereum Staking ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: August 7, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.